Form 10-Q
period 2008-08-31
Allora Minerals, Inc.
filed 2008-11-03
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ UARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

OR

☐ RANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-53459

ALLORA MINERALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3551488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 3 , Level 1
190 Queen Street, Melbourne,
Victoria, Australia 3000
(Address of principal executive offices, zip code)

+61 3 9670 9755
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 28, 2008, there were 3,775,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

ALLORA MINERALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2008

INDEX

Index		Page

Part I.	Financial Information	4

	Item 1. Financial Statements	4

	Balance Sheet as of August 31, 2008 (unaudited) and May 31, 2008.	5

	Statements of Operations - for the three months ended August 31, 2008 and 2007 the period from November 2, 2007 (inception) to August 31, 2008 (unaudited).	6

	Statements of Cash Flows for the three months ended August 31, 2008 and the Period from November 2, 2007 (Inception) through August 31, 2008 (unaudited).	7

	Notes to Consolidated Financial Statements (unaudited).	8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4T. Controls and Procedures.	10

Part II.	Other Information	10

	Item 1. Legal Proceedings.	10

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	10

	Item 3. Defaults Upon Senior Securities.	10

	Item 4. Submission of Matters to a Vote of Security Holders.	10

	Item 5. Other Information.	10

	Item 6. Exhibits.	11

Signatures		11

Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Allora Minerals, Inc., a Nevada corporation (the “Company”) contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 66.2% control Agostino Tarulli, the Company’s President and Chief Executive Officer, and a Director, holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALLORA MINERALS INC. (An Exploration Stage Company) BALANCE SHEETS

	August 31, 2008 - $ - (Unaudited)	May 31, 2008 - $ -
ASSETS
Current
Cash	19,002	21,722
Total current assets	19,002	21,722

Mineral property	3,600	3,600

Total assets	22,602	25,322

LIABILITIES
Current
Accounts payable	3,760	-
Due to a related party	2,465	2,465
Total current liabilities	6,225	2,465
Total liabilities	6,225	2,465

STOCKHOLDERS’ EQUITY
Common stock Authorized: 75,000,000 common shares with a par value of $0.001 Issued and outstanding:
3,775,000 common shares at August 31, 2008 and May 31, 2008	3,775	3,775
Additional paid in capital	24,225	24,225
Deficit accumulated during the exploration stage	(11,623)	(5,143)
Total stockholders’ equity	16,377	22,857

Total liabilities and stockholders’ equity	22,602	25,322

See accompanying summary of accounting policies and notes to financial statements

ALLORA MINERALS INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS Three months ended August 31, 2008 And period from November 2, 2007 (Inception) to August 31, 2008 (UNAUDITED)

	Three months ended August 31, 2008 - $ -	Period from November 2, 2007 (Inception) to August 31, 2008 - $ -
General and administrative	6,480	11,623
Net loss	(6,480)	(11,623)
Basic and diluted loss per share	(0.00)
Weighted average number of shares outstanding	3,775,000

See accompanying summary of accounting policies and notes to financial statements

ALLORA MINERALS INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS Three months ended August 31, 2008 Period from November 2, 2007 (Inception) through August 31, 2008 (UNAUDITED)

	Three months ended August 31, 2008 - $ -	Period from November 2, 2007 (Inception) through August 31, 2008 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(6,480)	(11,623)
Add: Non cash contribution of services
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable	3,760	3,760
Net cash used in operating activities	(2,720)	(7,863)
CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral property acquisition	-	(3,600)
Net cash used in investing activities	-	(3,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	2,465
Cash received from sale of common stock	-	28,000
Net cash provided by financing activities	-	30,465
NET INCREASE (DECREASE) IN CASH	(2,720)	19,002
Cash, beginning of period	21,722	-
Cash, end of period	19,002	19,002

Supplemental cash flow information:
Interest paid	-	-
Taxes paid	-	-

See accompanying summary of accounting policies and notes to financial statements

ALLORA MINERALS INC. NOTES TO FINANCIAL STATEMENTS (An Exploration Stage Company) August 31, 2008 (UNAUDITED)

Note 1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Allora Minerals Inc. ("Allora" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form S-1, have been omitted.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of our company. It should be read in conjunction with the Financial Statements and accompanying Notes.

Plan of Operation

Our plan of operation for the following twelve months is to complete the first and second of the three phases of the exploration program on our prospects. In addition to the $98,650 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $25,000 on general and administration expenses and expenses complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $123,650. We will experience a shortage of funds prior to funding and we may utilize funds from our president, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Phase 1

•	Collection, purchase and collation of all relevant geological, geophysical and mining data available;
•	Re-interpretation of available geophysics to determine location of possible mineralized shears and faults; and
•	Field mapping and rock chip sampling of the two licenses.

Phase 2

•	Soil sampling of any significant areas highlighted in Phase 1; and
•	Ground geophysics of targets generated by the re-interpretation of available geophysical data.

Phase 3

•	Drilling of any significant targets generated during Phase 2 work.

Proposed Work	Cost $

Phase 1
Data Collection	$4,500
Re-Interpretation of Geophysical Data	$9,000
Field Mapping	$2,250
Sampling	$1,350
Travel & Accommodation	$1,350
Report	$1,350
Administration	$3,000

$22,800

Phase 2
Soil Sampling	$3,400
Assaying	$2,700
Ground Geophysics	$58,500
Report	$1,350
Administration	$9,900

$75,850

Phase 3
Drilling	$67,500
Assaying	$27,000
Supervision	$3,800
Travel & Accommodation	$1,900
Report	$1,350
Administration	$15,250

$116,800

Total	$215,450

We plan to commence Phase 1 of the exploration program on the prospects in the spring of 2009. We expect this phase to take 7 days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the consulting geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Subject to the results of Phase 1, we anticipate commencing with Phase 2 in the fall of 2009. We will require additional funding to commence with Phase 1 work on the prospects; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work.

Results of Operations

Three-Month Period Ended August 31, 2008

We did not earn any revenues during the three-month period ended August 31, 2008.

We incurred operating expenses, consisting solely of general and administrative expense, in the amount of $6,480 for the three-month period ended August 31, 2008

Liquidity and Capital Resources

At August 31, 2008, we had a cash balance of $19,002. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4T. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our President and Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On October 16, 2008, Thomas E. Puzzo was appointed Secretary of the Company for a term of 6 months.

Mr. Puzzo is a practicing lawyer, at his own firm, based in Seattle, Washington.  Mr. Puzzo’s law practice focuses on securities regulation and corporate finance.  He has represented numerous companies in raising capital via public and private offerings of debt and equity securities, and counseled public companies in connection with their ongoing reporting and other obligations.  He has also represented underwriters in public offerings, broker-dealers in placing private offerings and venture capital funds and other investors in non-public investment transactions.  He has counseled clients regarding compliance with various aspects of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002 and related regulations.  Mr. Puzzo also has extensive experience in counseling public companies on maintaining compliance with Nasdaq, New York Stock Exchange and American Stock Exchange rules and Over-the-Counter Bulletin Board eligibility requirements. Additionally, Mr. Puzzo has represented established and emerging businesses with respect to intellectual property transfers and protection, primarily in the areas of mergers, acquisitions, the employer-employee relationship, and development, OEM and software license agreements.  Mr. Puzzo also serves as a director, Vice President and Secretary of Solar Energy Towers, a reporting issuer under the Securities Exchange Act of 1934, as amended. Mr. Puzzo received his B.A. from the Evergreen State College in 1989.  From 1989 to 1991, he attended the University of Leiden in The Netherlands, where he studied Philosophy and received a Propaedeutic Degree in Dutch.  Mr. Puzzo received his J.D. from Seattle University in 1997.

Mr. Puzzo also acts as counsel to the Company, and Mr. Puzzo’s law firm bills the Company on an hourly basis for Mr. Puzzo’s services rendered to the Company. Mr. Puzzo does not have any other agreement, arrangement or interested transaction with Allora Minerals.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-153675), as filed with the Securities and Exchange Commission on September 26, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLORA MINERALS, INC. (Name of Registrant)

Date: November 3, 2008	By:	/s/ Agostino Tarulli
Name: Agostino Tarulli Title: President and Chief Executive Officer, and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-153675), as filed with the Securities and Exchange Commission on September 26, 2008.