Form 10-Q/A
period 2008-08-31
Allora Minerals, Inc.
filed 2008-12-23
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☒ No ☐

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

ALLORA MINERALS, INC. (Name of Registrant)

Date: December 23, 2008	By:	/s/ Agostino Tarulli
Name: Agostino Tarulli Title: President and Chief Executive Officer, and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-153675), as filed with the Securities and Exchange Commission on September 26, 2008.