Form 10-Q
period 2008-11-30
Allora Minerals, Inc.
filed 2009-01-14
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended November 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-53459

ALLORA MINERALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3551488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 3, Level 1
190 Queen Street, Melbourne
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 30, 2008, there were 3,775,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

ALLORA MINERALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2008

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of November 30, 2008 (unaudited) and May 31, 2008.	4

		Statements of Operations for the three and six months ended November 30, 2008, the period from November 2, 2007 (Inception) to November 30, 2007 and 2008 (unaudited).	5

		Statements of Cash Flows for the six months ended November 30, 2008, the period from November 2, 2007 (Inception) through November 30, 2007and 2008 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4T.	Controls and Procedures.	10

Part II.	Other Information
	Item 1.	Legal Proceedings.	10
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10
	Item 3.	Defaults Upon Senior Securities.	10
	Item 4.	Submission of Matters to a Vote of Security Holders.	10
	Item 5.	Other Information.	10
	Item 6.	Exhibits.	10

Signatures			10

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

PART I. FINANCIAL INFORMATION

ITEM   1.     FINANCIAL STATEMENTS.

ALLORA MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	November 30, 2008 - $ -	May 31, 2008 - $ -
	(Unaudited)
ASSETS
Current
Cash	9,945	21,722
Total current assets	9,945	21,722

Mineral property	3,600	3,600

Total assets	13,545	25,322

LIABILITIES
Current
Accounts payable	3,727	-
Due to a related party	12,513	2,465
Total current liabilities	16,240	2,465
Total liabilities	16,240	2,465

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
3,775,000 common shares	3,775	3,775
Additional paid in capital	24,225	24,225
Deficit accumulated during the exploration stage	(30,695)	(5,143)
Total stockholders’ equity (deficit)	(2,695)	22,857

Total liabilities and stockholders’ equity (deficit)	13,545	25,322

See accompanying notes to financial statements

ALLORA MINERALS, INC.
(An Exploration Stage company)
STATEMENTS OF OPERATIONS
Three and six months ended November 30, 2008
Period from November 2, 2007 (Inception) to November 30, 2007 and 2008
(UNAUDITED)

	Three months ended November 30, 2008 - $ -	Six months ended November 30, 2008 - $ -	Period from November 2, 2007 (Inception) to November 30, 2007 - $ -	Period from November 2, 2007 (Inception) to November 30, 2008 - $ -

General and administrative	19,072	25,552	-	30,695
Net loss	19,072	25,552	-	30,695
Basic and diluted loss per share	(0.01)	(0.01)	(0.00)
Weighted average number of shares outstanding	3,775,000	3,775,000	-

See accompanying notes to financial statements

ALLORA MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Six months ended November 30, 2008
Period from November 2, 2007 (Inception) through November 30, 2007 and 2008
 (UNAUDITED)

	Six months ended November 30, 2008 - $ -	Period from November 2, 2007 (Inception) through November 30, 2007 - $ -	Period from November 2, 2007 (Inception) through November 30, 2008 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(25,552)	-	(30,695)
Adjustments to reconcile net loss to cash used by operating activities:
Net change in:
Accounts payable	3,727	-	3,727
Net cash used in operating activities	(21,825)	-	(26,968)
CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral property acquisition	-	-	(3,600)
Net cash used in investing activities	-	-	(3,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	28,000
Net advances from related party	10,048	-	12,513
Net cash provided by financing activities	10,048	-	40,513
NET INCREASE (DECREASE) IN CASH	(11,777)	-	9,945
Cash, beginning of period	21,722		-
Cash, end of period	9,945	-	9,945

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-

See accompanying notes to financial statements

ALLORA MINERALS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Allora Minerals, Inc. (“Allora” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form S-1 filed on September 26, 2008, have been omitted.

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

Results of Operations

Three and Six-Month Periods Ended November 30, 2008

We recorded no revenues for the three and six months ended November 30, 2008.  From the period of November 2, 2007 (inception) to November 30, 2007, we recorded no revenues.

General and administrative expenses were $19,072 for the three months ending November 30, 2008.  General and administrative expenses were $25,552 for the six months ending November 30, 2008.   Operating expenses, consisting solely of general and administrative expenses in this second quarter of 2008 consist primarily of filing fees, license and permits, share transfer fees, and accounting and legal fees.  From the period of November 2, 2007 (inception) to November 30, 2007, we incurred operating expenses of $0.

Liquidity and Capital Resources

At November 30, 2008, we had a cash balance of $9,945. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Effective January 2, 2009, the Financial Industry Regulatory Authority approved Allora Minerals’s shares of common stock for quotation and trading on the Over-the-Counter Bulletin Board under the symbol “ALRL”.

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

ALLORA MINERALS, INC.
(Name of Registrant)

Date: January 14, 2009	By:	/s/ Agostino Tarulli
Name: Agostino Tarulli
Title: President and Chief Executive Officer, and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-153675), as filed with the Securities and Exchange Commission on September 26, 2008.