Form 10-Q
period 2009-02-28
Allora Minerals, Inc.
filed 2009-04-20
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended February 28, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-53459

ALLORA MINERALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3551488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 3, Level 1
190 Queen Street
Melbourne, Australia 3000
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 28, 2009, there were 3,775,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

ALLORA MINERALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED FEBRUARY 28, 2009

INDEX

Index		Page

Part I.	Financial Information
	Item 1. Financial Statements

	Balance Sheets as of February 28, 2009 (unaudited) and May 31, 2008.	4

	Statements of Operations for the three months ended February 28, 2009 and February 29, 2008, the nine months ended February 28, 2009, the period from November 2, 2007 (Inception) to February 29, 2008, and the period from November 2, 2007 (Inception) to February 28, 2009 (unaudited).	5

	Statements of Cash Flows for the nine months ended February 28, 2009, the period from November 2, 2007 (Inception) through February 29, 2008, and the period from November 2, 2007 (Inception) through February 28, 2009 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4T. Controls and Procedures.	10

Part II.	Other Information
	Item 1. Legal Proceedings.	10

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	10

	Item 3. Defaults Upon Senior Securities.	10

	Item 4. Submission of Matters to a Vote of Security Holders.	10

	Item 5. Other Information.	10

	Item 6. Exhibits.	11

Signatures		11

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Allora Minerals, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 66.2% control Agostino Tarulli, the Company’s President and Chief Executive Officer, and a Director, holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM   1.    FINANCIAL STATEMENTS.

ALLORA MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	February 28, 2009 (Unaudited)	May 31, 2008
ASSETS
Current
Cash	$3,379	$21,722
Total current assets	3,379	21,722

Mineral property	-	3,600

Total assets	$3,379	$25,322

LIABILITIES
Current
Accounts payable	$2,739	$-
Due to a related party	17,330	2,465
Total current liabilities	20,069	2,465
Total liabilities	20,069	2,465

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
3,775,000 common shares	3,775	3,775
Additional paid in capital	24,225	24,225
Deficit accumulated during the exploration stage	(44,690)	(5,143)
Total stockholders’ equity	(16,690)	22,857

Total liabilities and stockholders’ equity	$3,379	$25,322

See accompanying notes to financial statements

ALLORA MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three months ended February 28, 2009 and February 29, 2008
Nine months ended February 28, 2009
Period from November 2, 2007 (Inception) to February 29, 2008
And period from November 2, 2007 (Inception) to February 28, 2009
(UNAUDITED)

	Three months ended February 28, 2009	Three months ended February 29, 2008	Nine months ended February 28, 2009	Period from November 2, 2007 (Inception) to February 29, 2008	Period from November 2, 2007 (Inception) to February 28, 2009

General and administrative	$13,995	$2,513	$39,547	$2,513	$44,690
Net loss	$13,995	$2,513	$39,547	$2,513	$44,690

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	3,775,000	2,046,154	3,775,000	2,046,154

See accompanying notes to financial statements

ALLORA MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Nine months ended February 28, 2009
Period from November 2, 2007 (Inception) through February 29, 2008 and Period from November 2, 2007 (Inception) through February 28, 2009
(UNAUDITED)

	Nine months ended February 28, 2009	Period from November 2, 2007 (Inception) through February 29, 2008	Period from November 2, 2007 (Inception) through February 28, 2009
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,547)	$(2,513)	$(44,690)
Add: Non cash contribution of services
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral property	3,600	-	3,600
Net change in:
Accounts payable	2,739	-	2,739
Net cash used in operating activities	(33,208)	(2,513)	(38,351)
CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral property acquisition	-	(3,600)	(3,600)
Net cash used in investing activities	-	(3,600)	(3,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	28,000	28,000
Advances from related party	14,865	2,465	17,330
Net cash provided by financing activities	14,865	30,465	45,330
NET INCREASE (DECREASE) IN CASH	(18,343)	24,352	3,379
Cash, beginning of period	21,722	-	-
Cash, end of period	$3,379	$24,352	$3,379

Supplemental cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to financial statements

ALLORA MINERALS INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
FEBRUARY 28, 2009
(UNAUDITED)

NOTE 1.            BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Allora Minerals, Inc. ("Allora" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form S-1. The Company’s S-1 was declared effective by the SEC on October 6, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form S-1, have been omitted.

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

NOTE 2.             IMPAIRMENT OF MINERAL PROPERTY

During the nine months ended February 28, 2009, the Company was unable to meet the expenditure commitments associated with the mineral property. Consequently, the mineral property option expired, and the Company recorded a $3,600 impairment charge, included in general and administrative costs.

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

Results of Operations

Three and Nine-Month Periods Ended February 28, 2009

We recorded no revenues for the three and nine months ended February 28, 2009.  From the period of November 2, 2007 (inception) to February 28, 2009, we recorded no revenues.

General and administrative expenses were $13,995 for the three months ending February 28, 2009.  General and administrative expenses were $39,547 for the nine months ending February 28, 2009.   Operating expenses, consisting solely of general and administrative expenses in this third quarter of 2008 consist primarily of filing fees, license and permits, share transfer fees, and accounting and legal fees.  From the period of November 2, 2007 (inception) to February 28, 2009, we incurred operating expenses of $44,690.

Liquidity and Capital Resources

At February 28, 2009, we had a cash balance of $3,379.  We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

The Company is a party to a Mineral Property Option Agreement (the “Option Agreement”) dated February 12, 2008, which terminated effective April 14, 2008.   Under the terms and conditions of the Option Agreement, the Company was obligated to, among other things, expend a minimum of $15,000 Australian Dollars (approximately US$10,707) on exploration and/or development of the property underlying the Option Agreement, which sum should have been expended by December 3, 2008.   The Company, despite its best efforts to obtain financing, did not meet such minimum expenditure requirements.  The Company, however, plans to renew the Option Agreement on terms and conditions more favorable to the Company than the current terms and conditions.

The Company is remaining in the mineral exploration business and intends to search for another  mineral property to explore and/or develop.

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

ALLORA MINERALS, INC. (Name of Registrant)

Date: April 20, 2009	By:	/s/ Agostino Tarulli
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