Form 10-K
period 2009-05-31
EPOD Solar Inc.
filed 2009-09-04
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED: MAY 31, 2009

□     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53459

EPOD SOLAR INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3551488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 – 215 Neave Road, Kelowna, British Columbia, Canada V1V 2L9
(Address of Principal Executive Offices, including zip code)

(250) 491-8111
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act

Title of Each Class:	Name of Each Exchange on which Registered:
N/A	N/A

Securities registered pursuant to 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes □         No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes □         No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒         No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes □         No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated File □	Accelerated Filer □
Non-accelerated Filer □	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒         No □

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $NIL.

The shares of the registrant’s common stock outstanding as of May 31, 2009 was 3,775,000.

EXPLANATORY NOTE

EPOD Solar Inc. (the “Registrant”) was incorporated in the State of Nevada as “Allora Minerals, Inc.”. On June 30, 2009, the Registrant entered into an agreement to purchase certain assets of EPOD Solar Inc., a corporation formed pursuant to the laws of the province of British Columbia, Canada (“EPOD Canada”) and the outstanding shares of capital stock of certain of EPOD Canada’s subsidiaries, as disclosed in a Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 7, 2009. See “Recent Developments”.

Subsequently, the Registrant amended its Articles of Incorporation to change its name to “EPOD Solar, Inc.”, as disclosed in a Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 22, 2009.

The reader should be aware that, unless the context requires otherwise, the information contained in this Annual Report on Form 10-K relates to the business and operations of Allora Minerals, Inc. for its fiscal year ended May 31, 2009 and does not give effect to the transactions referenced above.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to increase our revenues, develop our brands, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described in connection with any forward-looking statements that may be made in this annual report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

ITEM 1.

BUSINESS

On November 2, 2007, we were incorporated under the name “Allora Minerals, Inc.” under the laws of the State of Nevada for the purpose of conducting mineral exploration activities.

During our fiscal year ended May 31, 2009, we were an exploration stage company formed for the purpose of acquiring, exploring, and if warranted and feasible, developing a natural resource property. We raised an aggregate of $28,000 through private placements of our securities. See “Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities”. Proceeds from these placements were used as an initial option payment on a mineral property and for working capital.

The Company acquired an option to purchase Albury Heath Prospecting Licenses in the Murchison Mineral field in Western Australia pursuant to a Mineral Property Option Agreement (the “Option Agreement”) dated February 12, 2008, for a purchase price of $3,600. The mineral property option expired during the year ended May 31, 2009.

Recent Developments

As previously disclosed by the Registrant (then Allora Minerals, Inc.) in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 7, 2009, on June 30, 2009, the Registrant (then “Allora Minerals, Inc.”) entered into an Asset and Stock Purchase Agreement (the “Acquisition Agreement”) with EPOD Solar Inc., a Canadian corporation located in Kelowna, British Columbia, Canada (“EPOD Canada”), and its wholly owned subsidiaries, Epod Solar (Wales) Limited (“Epod UK”) and EPOD Industries Inc. (“Epod Industries”), whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of (i) Epod Solar Europe Ltd. (“Epod Europe”) from EPOD Canada, and (ii) Great Lakes Solar Utilities Inc. (“Great Lakes”) from EPOD Industries (the “Acquisition”). In addition, pursuant to the terms of the Acquisition Agreement, the Company agreed to purchase substantially all of the assets of Epod UK. The purchase price for the Acquisition will consist of 2,651,000 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), which will be issued to EPOD Canada.

As of August 28, 2009, the Registrant entered into negotiations to amend the Acquisition Agreement in order to modify the assets and shares of capital stock being acquired by the Registrant pursuant to the Acquisition. Pursuant to these proposed amendments, the Registrant would agree to purchase (a) all of the issued and outstanding shares of capital stock of Great Lakes, and (b) the fixed assets of Epod UK, located at its facilities at Unit 1, Horsefair Road, Bridgend, Wales, United Kingdom.

Pursuant to the Acquisition Agreement, the Registrant will agree to assume certain liabilities of EPOD Canada and Epod UK commensurate with the closing of the Acquisition including, without limitation, the following:

  That certain (i) Two Million dollar ($2,000,000) 11% Secured Convertible Debenture (the “Debenture”), and (ii) Common Stock Purchase Warrant (the “Investor Warrant”), issued by EPOD Canada to Dr. Chandra Pemmasani in connection with the closing of a private placement (the “Private Placement”) completed June 30, 2009. The Debenture and the Investor Warrant were each issued by EPOD Canada pursuant to a Securities Purchase Agreement, dated as of June 30, 2009, by and among the Registrant (then Allora Minerals, Inc.), EPOD Canada and Dr. Pemmasani (the “Purchase Agreement”).
  Those certain warrants (the “Advisory Warrants”) issued by EPOD Canada to CCI Financial Group, Inc. and Baneberry Capital Corp., respectively, in connection with their services to EPOD Canada as financial advisors in the Private Placement.

The Registrant (then Allora Minerals, Inc.) agreed to register the shares of Common Stock issuable upon conversion of the Debenture and upon exercise of the Investor Warrant pursuant to that certain Registration Rights Agreement, dated as of June 30, 2009, by and between the Registrant (then Allora Minerals, Inc.) and Dr. Pemmasani. Pursuant to the terms of the Registration Rights Agreement, the Registrant agreed to file the initial registration statement required under the Registration Rights Agreement no later than thirty (30) days following the date of closing of the Acquisition, and to use its best efforts to have such initial registration statement declared effective by the SEC not later than sixty (60) days following the date of closing of the Acquisition.

The obligations of EPOD Canada under the Debenture are secured by a lien on the fixed assets of Epod UK acquired by the Registrant in the Acquisition, as evidenced by (i) a Guaranty and Indemnity among the Registrant (then Allora Minerals, Inc.), Epod UK and Dr. Pemmasani, (ii) a Debenture entered into between Epod UK and Dr. Pemmasani, and (iii) a Deed Agreement entered into among EPOD Canada, Epod UK and Dr. Pemmasani (collectively, the “Security Documents”). The Registrant has agreed to assume EPOD Canada’s obligations under the Security Documents commensurate with the closing of the Acquisition.

Following the completion of the acquisition, the Registrant will do business as a vertically-integrated solar energy company.

ITEM 1A.

RISK FACTORS

We are a “smaller reporting company” (as defined by Rule 12b-2 of the Exchange Act) and are not required to provide the information required under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

As the Company is neither an “accelerated filer” or a “large accelerated filer” (as defined in Rule 12b-2 of the Exchange Act) nor a “well-known seasoned issuer” (as defined in Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”)), we are not required to provide the information required under this item.

ITEM 2.

PROPERTIES

None.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended May 31, 2009, there were no matters submitted to a vote of our shareholders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed for trading on the OTC Bulletin Board, operated by the Financial Industry Regulatory Authority (“FINRA”). As of May 31, 2009, our Common Stock was listed on the OTC Bulletin Board under the symbol “ALRL.OB”. No shares of Common Stock were traded on the OTC Bulletin Board from the date of the Company’s incorporation through the end of our fiscal year ended May 31, 2009.

Effective as of August 12, 2009, the change of the Registrant’s name to EPOD Solar Inc. was approved by FINRA and the OTC Bulletin Board, and we were issued the new trading symbol “EPDS”. Since July 7, 2009, the date the Registrant announced the Acquisition by the filing of a Current Report on Form 8-K with the SEC, there has been trading in the Common Stock.

As of May 31, 2009, there were approximately 32 record owners of our Common Stock.

Dividend Policy

The Registrant has never declared or paid any cash dividends on shares of Common Stock. The Registrant currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Registrant does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During December 2007, we issued 2,500,000 shares of Common Stock at $0.001 per share to our president, for cash proceeds of $2,500, pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S promulgated thereunder. The offering was made to non-“U.S. persons” in “offshore transactions” (as such terms are defined under Regulation S). The proceeds were used for general corporate purposes.

During January and February, 2008, we issued 1,275,000 shares of Common Stock at $0.02 per share to certain individuals, for cash proceeds of $25,500, pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S promulgated thereunder. The offering was made to non-“U.S. persons” in “offshore transactions” (as such terms are defined under Regulation S). The proceeds were used for general corporate purposes.

ITEM 6.

SELECTED FINANCIAL DATA

We are a “smaller reporting company” (as defined by Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements and, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. See “Forward-Looking Statements”. You should read this MD&A in conjunction with the financial statements and the accompanying notes thereto filed with this Annual Report on Form 10-K.

Plan of Operation

As of May 31, 2009, the Company was inactive and intends no further operations as a mining development company. Following the completion of the Acquisition (as described below and under the heading “Business – Recent Developments”, above), the Registrant will do business as a vertically-integrated solar energy company.

Recent Developments

As previously disclosed by the Registrant (then “Allora Minerals, Inc.”) in a Current Report on Form 8-K filed with the SEC on July 7, 2009, on June 30, 2009, the Company (then “Allora Minerals, Inc.”) entered into an Asset and Stock Purchase Agreement (the “Acquisition Agreement”) with EPOD Solar Inc., a Canadian corporation located in Kelowna, British Columbia, Canada (“EPOD Canada”), and its wholly owned subsidiaries, Epod Solar (Wales) Limited (“Epod UK”) and EPOD Industries Inc. (“Epod Industries”), whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of (i) Epod Solar Europe Ltd. (“Epod Europe”) from EPOD Canada, and (ii) Great Lakes Solar Utilities Inc. (“Great Lakes”) from EPOD Industries. In addition, pursuant to the terms of the Acquisition Agreement, the Company agreed to purchase substantially all of the assets of Epod UK. The purchase price for the Acquisition will consist of 2,651,000 shares of Common Stock, which will be issued to EPOD Canada.

As of August 28, 2009, the Registrant entered into negotiations to amend the Acquisition Agreement in order to modify the assets and shares of capital stock being acquired by the Registrant pursuant to the Acquisition. Pursuant to these proposed amendments, the Registrant would agree to purchase (a) all of the issued and outstanding shares of capital stock of Great Lakes, and (b) the fixed assets of Epod UK, located at its facilities at Unit 1, Horsefair Road, Bridgend, Wales, United Kingdom.

Pursuant to the Acquisition Agreement, the Registrant will agree to assume certain liabilities of EPOD Canada and Epod UK commensurate with the closing of the Acquisition including, without limitation, the following:

  That certain (i) 11% Secured Convertible Debenture (the “Debenture”), and (ii) Common Stock Purchase Warrant (the “Investor Warrant”), issued by EPOD Canada to Dr. Chandra Pemmasani in connection with the closing of a private placement (the “Private Placement”) completed June 30, 2009. The Debenture and the Investor Warrant were each issued by EPOD Canada pursuant to a Securities Purchase Agreement, dated as of June 30, 2009, by and among the Registrant (then Allora Minerals, Inc.), EPOD Canada and Dr. Pemmasani (the “Purchase Agreement”).
  Those certain warrants (the “Advisory Warrants”) issued by EPOD Canada to CCI Financial Group, Inc. and Baneberry Capital Corp., respectively, in connection with their services to EPOD Canada as financial advisors in the Private Placement.

The Registrant (then Allora Minerals, Inc.) agreed to register the shares of Common Stock issuable upon conversion of the Debenture and upon exercise of the Investor Warrant pursuant to that certain Registration Rights Agreement, dated as of June 30, 2009, by and between the Registrant (then Allora Minerals, Inc.) and Dr. Pemmasani. Pursuant to the terms of the Registration Rights Agreement, the Registrant agreed to file the initial registration statement required under the Registration Rights Agreement no later than thirty (30) days following the date of closing of the Acquisition, and to use its best efforts to have such initial registration statement declared effective by the SEC not later than sixty (60) days following the date of closing of the Acquisition.

The obligations of EPOD Canada under the Debenture are secured by a lien on the fixed assets of Epod UK acquired by the Registrant in the Acquisition, as evidenced by (i) a Guaranty and Indemnity among the Registrant (then Allora Minerals, Inc.), Epod UK and Dr. Pemmasani, (ii) a Debenture entered into between Epod UK and Dr. Pemmasani, and (iii) a Deed Agreement entered into among EPOD Canada, Epod UK and Dr. Pemmasani (collectively, the “Security Documents”). The Registrant has agreed to assume EPOD Canada’s obligations under the Security Documents commensurate with the closing of the Acquisition.

Results of Operations

We have had no operating revenues for the period from our inception on November 2, 2007 through our fiscal year ended May 31, 2009. Our activities to date have been financed from the proceeds of share subscriptions. From our inception on November 2, 2007 to May 31, 2009, we raised a total of $28,000 from private offerings of our Common Stock. See “Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities”.

For the period from inception on November 2, 2007 through our fiscal year ended May 31, 2008, we incurred total expenses of $5,143 and general and administrative expenses of $5,143. For the fiscal year ended May 31, 2009, we incurred total expenses of $43,676 and general and administrative expenses of $43,676.

Liquidity and Capital resources

We had cash balances of $4,287 and $21,722 at May 31, 2009 and 2008 respectively. We do not have enough cash on hand to commence our exploration program and will not be commencing these operations.

Going Concern Consideration

We have not generated any revenues since inception. As of May 31, 2009 and 2008 respectively, the Company had accumulated losses of $48,819 and $5,143. Our independent auditors have included an explanatory paragraph in their report on the financial statements accompanying this Annual Report on Form 10-K that raise substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. See “Recent Developments” in this MD&A for a discussion of the Company’s business going forward.

Off Balance Sheet Arrangements.

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Summary of Critical Accounting Estimates

Exploration Stage Company

During our fiscal year ended May 31, 2009, the Company complied with Financial Accounting Standards Board Statement No. 7 “Accounting and Reporting by Development Stage Enterprises” in its characterization of the Company as an exploration stage enterprise.

Mineral Interests

Mineral property acquisition costs during our fiscal year ended May 31, 2009 were capitalized in accordance with EITF 04-2. Mineral property exploration costs were expensed as incurred. When it was determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property were capitalized. To date, the Company has not established any reserves on its mineral properties.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” (as defined by Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
EPOD Solar Inc.
(Formerly Allora Minerals, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of EPOD Solar Inc. (formerly Allora Minerals, Inc.) (the “Company”) as of May 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended May 31, 2009 and the periods from November 2, 2007 (inception) to May 31, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended May 31, 2009 and the periods from November 2, 2007 (inception) to May 31, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
August 27, 2009

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in U.S. dollars)

	May 31, 2009	May 31, 2008

ASSETS

Current assets
Cash	$4,287	$21,722
Total current assets	4,287	21,722
Mineral property	-	3,600

Total assets	$4,287	$25,322

LIABILITIES
Accounts payable	$1,823	$-
Due to a related party	23,283	2,465
Total liabilities	25,106	2,465

STOCKHOLDERS EQUITY (DEFICIT)
Common stock
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
3,775,000 common shares as at May 31, 2009 and 2008	3,775	3,775
Additional paid in capital	24,225	24,225
Deficit accumulated during the exploration stage	(48,819)	(5,143)
Total stockholders equity (deficit)	(20,819)	22,857
Total liabilities and stockholders equity (deficit)	$4,287	$25,322

See accompanying notes to financial statements

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

	Year Ended	November	November
	May 31,	2, 2007	2, 2007
	2009	(Inception)	(Inception)
		to May 31,	to May 31,
		2008	2009

General and administrative	$43,676	$5,143	$48,819
Net loss	$43,676	$5,143	$48,819
Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average number of shares outstanding	3,775,000	2,528,436

See accompanying notes to financial statements

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD NOVEMBER 2, 2007 (DATE OF INCEPTION) TO MAY 31, 2009

(Expressed in U.S. dollars)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Exploration
	Number		Capital	Stage	Total

Balance, November 2, 2007 (Date of Inception)	-	$-	$-	$-	$-
Common shares issued for cash	3,775,000	3,775	24,225	-	28,000
Net loss	-	-	-	(5,143)	(5,143)
Balance, May 31, 2008	3,775,000	3,775	24,225	(5,143)	22,857
Net loss	-	-	-	(43,676)	(43,676)
Balance, May 31, 2009	3,775,000	$3,775	$24,225	$(48,819)	$(20,819)

See accompanying notes to financial statements

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

		November	November
		2, 2007	2, 2007
	Year Ended	(Inception)	(Inception)
	May 31, 2009	to May 31,	to May 31,
		2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,676)	$(5,143)	$(48,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of mineral property	3,600	-	3,600
Change in operating assets and liabilities
Accounts payable	1,823	-	1,823
Net cash used in operating activities	(38,253)	(5,143)	(43,396)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property acquisition	-	(3,600)	(3,600)
Net cash used in investing activities	-	(3,600)	(3,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	20,818	2,465	23,283
Proceeds from sale of stock	-	28,000	28,000
Net cash provided by financing activities	20,818	30,465	51,283
INCREASE (DECREASE) IN CASH	(17,435)	21,722	4,287
CASH, BEGINNING	21,722	-	-
CASH, ENDING	$4,287	$21,722	$4,287
Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on November 2, 2007 and is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

During the period ended May 31, 2008, the Company commenced operations by acquiring an option to purchase a mineral property located in Western Australia. See Note 6. During the fiscal year ended May 31, 2009, the Company made no further acquisitions. During the fiscal year ended May 31, 2009, the Company was unable to meet the expenditure commitments associated with the mineral property. Consequently, the mineral property option expired, and the Company recorded a $3,600 impairment charge, included in general and administrative costs.

These financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business, raising doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has, subsequent to the year end, entered into an Asset and Stock Purchase Agreement (the “Acquisition Agreement”) with EPOD Solar Inc. as disclosed in note 7 below.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s fiscal year end is May 31.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 “Accounting and Reporting by Development Stage Enterprises” in its characterization of the Company as an exploration stage enterprise.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Interests

Mineral property acquisition costs are capitalized in accordance with EITF 04-2. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date, the Company has not established any reserves on its mineral properties.

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived Assets

The Company records the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used over the long term are measured by a comparison of the carrying value of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the amount of the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Fair Value of Financial Instruments

Carrying amounts for cash and cash equivalents, accounts payable, and Due to a related party approximate fair value due to the short-term nature of these instruments and interest at market rates. However, these values may not be representative of actual values that could have been realized as of the balance sheet dates or that will be realized in the future.

Revenue Recognition

The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. As at May 31, 2009, the Company had not generated any revenues.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their US dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. There were no gains or losses resulting from foreign currency transactions included in results of operations.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At May 31, 2009, a full deferred tax asset valuation allowance was provided and no deferred tax asset benefit has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

3.	COMMON SHARES

	a)	During December 2007, the Company issued 2,500,000 common shares of the Company at $0.001 per share to the Company’s president for cash proceeds of $2,500.

	b)	During the January and February, 2008, the Company issued 1,275,000 common shares of the Company at $0.02 per share for cash proceeds of $25,500.

4.	RELATED PARTY TRANSACTIONS

	a)	During December 2007, the Company issued 2,500,000 common shares of the Company at $0.001 per share to the Company’s president for cash proceeds of $2,500.

b)

As at May 31, 2008 an amount of $2,465 was owed to a director of the Company. As at May 31, 2009, an amount of $23,283 was owed to a director of the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

	c)	The Company’s president provided office space and services at no cost to the Company.

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

5.	INCOME TAXES

Deferred income taxes reflect the net effect of:

(a)	temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income taxes reporting purposes, and

(b)	net operating loss carryforwards.

No net provision for refundable U.S. Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed more likely than not to be realized.

The effective tax rate of the Company is reconciled to statutory tax rates as follows:

	Year ended	Inception
	May 31,	through May
	2009	31, 2008

US federal statutory tax rate	34%	34%
US valuation allowance	(34%)	(34%)
Effective tax rate	-	-

Deferred tax assets consist of the following:	May 31,	May 31,
	2009	2008

Net operating loss carryforward	$17,000	$1,700
Valuation allowance	(17,000)	(1,700)
Deferred tax asset	$-	$-

The valuation allowance increased by approximately $15,300 during the fiscal year ended May 31, 2009. The Company has non-capital losses carried forward of approximately $49,000 which expire beginning in 2028. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

6.	MINERAL PROPERTY

On February 12, 2008, the Company acquired an option to purchase the Albury Heath Prospecting Licenses in the Murchison Mineral field in Western Australia for $3,600.The mineral property option expired during the year ended May 31, 2009, and the Company recorded a $3,600 impairment charge, included in general and administrative costs.

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

7.	SUBSEQUENT EVENTS

On June 30, 2009, the Company (then “Allora Minerals, Inc.”) entered into an Asset and Stock Purchase Agreement with EPOD Solar Inc., a Canadian corporation located in Kelowna, British Columbia, Canada (“EPOD Canada”), and its wholly owned subsidiaries, Epod Solar (Wales) Limited (“Epod UK”) and EPOD Industries Inc. (“Epod Industries”), whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of (i) Epod Solar Europe Ltd. (“Epod Europe”) from EPOD Canada, and (ii) Great Lakes Solar Utilities Inc. (“Great Lakes”) from EPOD Industries. In addition, pursuant to the terms of the Acquisition Agreement, the Company agreed to purchase substantially all of the assets of Epod UK. The purchase price for the Acquisition will consist of 2,651,000 shares of Common Stock, which will be issued to EPOD Canada.

The Company, as part of this transaction, has assumed $2,000,000 of convertible debentures, convertible into shares of the company at $11.60 per share. Warrants to purchase 172,414 shares of Common Stock were issued to the holder of the debenture. The Exercise Price shall initially be equal to the lesser of $14.00 per share or the closing price for the shares on the first Business Day such shares are trading, less a twenty percent (20%) discount.

Warrants to purchase 15,517 shares of Common Stock were issued to the Financial advisors who assisted with the above transaction. The Exercise Price shall initially be equal to the lesser of $14.00 per share or the closing price for the shares on the first Business Day such shares are trading, less a twenty percent (20%) discount.

As of August 28, 2009, the Company entered into negotiations to amend the Acquisition Agreement in order to modify the assets and shares of capital stock being acquired by the Registrant pursuant to the Acquisition. Pursuant to these proposed amendments, the Registrant would agree to purchase (a) all of the issued and outstanding shares of capital stock of Great Lakes, and (b) the fixed assets of Epod UK, located at its facilities at Unit 1, Horsefair Road, Bridgend, Wales, United Kingdom.

On July 10, 2009, the Company received shareholder approval for a name change from Allora Minerals, Inc. to EPOD Solar, Inc. and that it has amended its Articles of Incorporation, which became effective on July 16, 2009, following the filing of the Amendment with the Secretary of State of Nevada. On August 12, 2009, EPOD Solar received approval for the name change and started trading under the new ticker symbol EPDS on the OTC bulletin board.

On July 21, 2009 the Company has entered into a Binding Letter of Intent to purchase manufacturing facilities, production lines, intellectual property and an R&D facility of OptiSolar Technologies, Inc. ("OptiSolar"). Under the terms of the letter of intent, the Company plans to purchase the OptiSolar assets for a value of $260 million in an all stock transaction, priced at $21.66 per share, resulting in the issuance of 12 million shares of the Companies Common Stock to OptiSolar shareholders. Included in the purchase are:

  Hayward, California R&D Facility -- 95,000 square foot R&D production level facility including 2 single junction 15MW production lines, proprietary inverter lab and other intellectual property. The Company will take over the lease on the facility.
  Sacramento, California Manufacturing Facility -- 1 million square foot manufacturing facility that is prepared for up to forty, 20MW dual junction lines (800MW in total) or a similar amount of triple Junction line which would then be capable of expanding to 1,000MW. The facility also includes automated panel manufacturing (APA) technology which enables panels to be assembled in the factory robotically as opposed to manually, in the field, which reduces the cost to build Solar park and increases the speed at which parks can be built .

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our President and Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and executive officers serving the Company during our fiscal year ended May 31, 2009 are named below:

Name	Age	Positions and Offices

Mr. Agostino Tarulli (1)	58	President, Chief Executive and Chief Financial Officer and Director

(1) c/o Allora Minerals, Inc., 190 Queen Street, Melbourne, Victoria, Australia 3000.

Directors serve until the next annual meeting of the stockholders or until their resignation or removal from office. Thereafter, directors are elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors. There are no family relationships among our directors or executive officers.

Agostino Tarulli

Mr. Agostino Tarulli served as President, Chief Executive and Chief Financial Officer, Treasurer and Secretary of the Company from the Company’s inception until June 30, 2009. He was also our sole director during this period. Mr. Tarulli graduated with a Bachelor of Management degree from the Western Australian Institute of Technology (now Curtin University) in 1977 and holds a postgraduate Corporate Management Diploma from the University of Tasmania. From 1978 to 1994 he was employed by Western Australian Newspapers and News Limited where he was employed in various financial reporting roles. From 1995 to current he has been involved in the mining industry holding several senior roles in administration and finance of publicly listed companies on the ASX listed Golden State Resources N.L. and the TSX listed Mandorin Goldfields Inc. He is currently the Chief Operating Officer of the CanAustra Group of companies, a private group, in the resources sector operating across jurisdictions such as Australia, Argentina, The British Virgin Islands, Mauritius, St Lucia, Bermuda, Hong Kong, South Africa and Canada.

Mr. Tarulli resigned as both a director and as President, Chief Executive Officer and Chief Financial Officer, Treasurer and Secretary of the Company, effective June 30, 2009.

Significant Employees and Consultants

Other than Mr. Tarulli, we had no employees during our fiscal year ended May 31, 2009.

On June 30, 2009, Michael Matvieshen was elected to serve as a Director of the Registrant and was appointed as President and Chief Executive Officer of the Registrant, as disclosed in Item 5.02 of the Current Report on Form 8-K filed by the Registrant with the SEC on July 7, 2009. Mr. Matvieshen served as the Chief Executive Officer of EPOD Canada beginning in 2004. Prior to founding EPOD Canada, he was President of Wolverine Resources Inc., a large oil upgrading refinery owned by a venture capital firm. Mr. Matvieshen has also served as Vice-President of Gen5 Tech Corporation, which managed the construction, capital budgeting and start-up of an oil upgrading plant in Alberta, Canada.

Also on June 30, 2009, Satpal Sidhu was appointed as Chief Operating Officer, Secretary and Treasurer of the Registrant. Mr. Sidhu served as Chief Operating Officer of EPOD Canada beginning in 2008. Prior to joining EPOD Canada, Mr. Sidhu was the Dean of Professional Technical Education at Bellingham Technical College in Bellingham, Washington from 2002 to 2008. Prior to serving in that position Mr. Sidhu held senior managerial and vice president positions in several manufacturing-related businesses, and has over 30 years of professional experience in management of complex industrial operations, construction projects and enterprise management. In 2005, Mr. Sidhu was designated a Fulbright Scholar, and received a research grant under the Fulbright program. He is a licensed engineer and holds a Bachelor’s degree in Electrical Engineering, a Bachelor of Science degree in math and physics and a Master’s of Business Administration.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred during the past five years concerning our directors or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires or directors and officers, and the persons who beneficially own more than ten percent (10%) of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable Section 16(a) filing requirements during the fiscal year ended May 31, 2009.

Code of Ethics

Due to the limited scope of our current operations, the Company has not yet adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar function. Following completion of the Acquisition described in Item 1, we may adopt a Code of Ethics.

Committees

Since our Board of Directors has not established an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors as a whole, nor has the Board established a corporate governance committee or nominating committee.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board of Directors will participate in the consideration of director nominees.

The Board is of the opinion that such committees and procedures are currently not necessary, as the Company is an early exploration stage company, has only one director and, to date, such director has been performing the functions of such committees. When we are able to expand our Board of Directors to include one or more independent directors, our Board of Directors plans to form an audit committee and a corporate governance committee.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Agostino Tarulli, our President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer during our fiscal year ended May 31, 2009 (our only named executive officer during such period) received no compensation during our fiscal years ended May 31, 2009 or 2008.

Stock Option Grants

We did not grant any stock options to our named executive officers during our fiscal year ended May 31, 2009.

Employment Agreements

We have not entered into any employment or consulting agreements with our named executive officers.

Director Compensation

Agostino Tarulli, our sole director during our fiscal year ended May 31, 2009, received no compensation for serving on our board of directors during the period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

We currently have no equity compensation or stock option plans.

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of May 31, 2009, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each officer and director of our Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,775,000 shares of our common stock issued and outstanding as of May 31, 2009. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of Common Stock.

	Beneficial Ownership

Name and Address of Beneficial Owner	Total Shares	Percent of Class

Agostino Tarulli, Director, President and Chief	2,500,000	66.23%
Executive Officer
c/o Allora Minerals, Inc., 190 Queen Street,
Melbourne, Victoria, Australia 3000 (1)

All Directors and Executive Officers as a	2,500,000	66.23%
Group
(1 person)

(1) Represents the location of the Company’s principal office as at May 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of the following parties has, since the beginning of our last fiscal year and during the fiscal year preceding, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will affect us:

●	any of our directors or officers;
●	any person proposed as a nominee for election as a director;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of Common Stock;
●	any of our promoters; or
●	any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

Because the Common Stock is traded on the OTC Bulletin Board, the Company is not subject to the independence requirements of any securities exchange or the NASD regarding members of the Company’s Board of Directors. We intend, in the future, to use the definition of “independence” of a national securities exchange or of an inter-dealer quotation system which requires that a majority of the Board of Directors be independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

LBB & Associates Ltd., LLP served as our independent registered public accounting firm for our fiscal years ended May 31, 2009 and 2008. The following table shows the fees that were billed for the audit and other services provided by the firm for the fiscal years indicated.

	Fiscal Year Ended	Fiscal Year Ended
	May 31, 2009	May 31, 2008

Audit Fees	$6,000	$6,260
Audit-Related Fees	6,550	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,550	$6,260

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting. As a result of the Acquisition, the Board of Directors has not been fully formed and currently consists of Michael Matvieshen acting as sole director. The audit and tax fees paid to the auditors with respect to our fiscal year ended May 31, 2009 were pre-approved by Mr. Matvieshen in such capacity.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	11% Senior Secured Convertible Debenture, dated June 30, 2009, issued by EPOD Solar Inc. to Dr. Chandra Pemmasani (3)
4.2	Warrant to Purchase Common Stock, dated June 30, 2009, issued by EPOD Solar Inc. to Dr. Chandra Pemmasani (3)
10.1	Mineral Property Option Agreement dated February 12, 2008, by and between the Registrant and George Francis Lee (1)
10.2	Asset and Stock Purchase Agreement, dated June 30, 2009, by and among EPOD Solar Inc., Epod Solar (Wales) Limited, EPOD Industries Inc. and Allora Minerals, Inc. (3)
10.3	Securities Purchase Agreement, dated as of June 30, 2009, by and among EPOD Solar Inc., Allora Minerals, Inc. and Dr. Chandra Pemmasani (3)
10.4	Registration Rights Agreement, dated as of June 30, 2009, by and between Allora Minerals, Inc. and Dr. Chandra Pemmasani (3)
31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Principal Financial and Accounting Officer *
32.1	Section 906 Certificate of Chief Executive Officer *

* Filed herewith.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008.

(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.

(3) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 4, 2009	EPOD SOLAR INC.
(Registrant)

	By:	/s/ Michael Matvieshen
Name: Michael Matvieshen
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Matvieshen		September 4, 2009
Michael Matvieshen	President and Chief Executive Officer, Director
(Principal executive officer principal financial and
accounting officer)