Form 10-Q
period 2009-08-31
EPOD Solar Inc.
filed 2009-10-20
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended August 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 5, 2009, there were 2,849,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

EPOD SOLAR INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2009

INDEX

		Page
Part I.	Financial Information	4
Item 1.	Financial Statements	4
	Balance Sheets as of August 31, 2009 (unaudited) and May 31, 2009	4
	Statements of Operations – for the three months ended August 31, 2009 and 2008 and the period from November 2, 2007 (inception) to August 31, 2009 (unaudited)	5
	Statements of Cash Flows – for the three months ended August 31, 2009 and 2008 and the period from November 2, 2007 (inception) to August 31, 2009 (unaudited)	6
	Note to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
Item 4.	Controls and Procedures	9

Part II.	Other Information	9
Item 1.	Legal Proceedings	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits	11

Signatures		11

Certifications		13

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

EPOD SOLAR INC.
(A Development Stage Company)
BALANCE SHEETS

	August 31, 2009	May 31, 2009
	(unaudited)
ASSETS

Current assets
Cash	$-	$4,287
Prepaid Expenses	5,746	-
Total current assets	5,746	4,287

Total assets	$5,746	$4,287

LIABILITIES
Accounts payable	$10,887	$1,823
Due to a related party	30,862	23,283
Total liabilities	41,749	25,106

STOCKHOLDERS’ DEFICIT
Common stock
75,000,000 common shares with a par value of $0.001 Issued and outstanding:
2,849,000 and 3,775,000 common shares as at August 31, 2009 and May 31, 2009 respectively	2,849	3,775
Additional paid in capital	45,970	24,225
Deficit accumulated during the Development stage	(84,822)	(48,819)
Total stockholders’ deficit	(36,003)	(20,819)
Total liabilities and stockholders’ deficit	$5,746	$4,287

See accompanying notes to financial statements

EPOD SOLAR INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	November
	Ended	Ended	2, 2007
	August 31,	August 31,	(Inception)
	2009	2008	to August 31,
			2009

General and administrative	$(36,003)	$(6 ,480)	$(84,822)
Net loss	$(36,003)	$(6,480)	$(84,822)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	3,150,956	3,775,000

See accompanying notes to financial statements

EPOD SOLAR INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months	November
	Ended	Ended	2, 2007
	August 31,	August 31,	(Inception)
	2009	2008	to August 31,
			2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,003)	$(6,480)	$(84,822)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Impairment of mineral property	-	-	3,600
Change in operating assets and liabilities
Prepaid expenses	(5,746)	-	(5,746)
Accounts payable	9,064	3,760	10,887
Net cash used in operating activities	(32,685)	(2,720)	(76,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property acquisition	-	-	(3,600)
Net cash used in investing activities	-	-	(3,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	28,398	-	51,681
Proceeds from sale of stock	-	-	28,000
Net cash provided by financing activities	28,398	-	79,681

INCREASE (DECREASE) IN CASH	(4,287)	(2,720)	-

CASH, BEGINNING	4,287	21,722	-
CASH, ENDING	$-	$19,002	$-

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shareholder forgiveness of debt	$20,819	$-	$20,819

See accompanying notes to financial statements

EPOD SOLAR INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
August 31, 2009
(UNAUDITED)

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009. The results of operations for the three months ended August 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business, raising doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has entered into an Asset and Stock Purchase Agreement (the “Acquisition Agreement”) with EPOD Solar Inc. as disclosed in note 4 below.

2.

COMMON SHARES

On June 30, 2009, the shares of the company were sold to independent shareholders. As part of this transaction, 926,000 shares were retired.

3.

RELATED PARTY TRANSACTIONS

a)

As of May 31, 2009, an amount of $23,283 was owed to a director of the Company. $20,819 of this amount was forgiven as part of the June 30, 2009 agreement with EPOD Solar Inc. (a different company with the same name). As of August 31, 2009, $30,862 was owed to EPOD Industries Inc., a subsidiary of EPOD Solar Inc. (a different company with the same name). The amount is unsecured, non-interest bearing and has no specified terms of repayment.

b)

EPOD Solar Inc. (a different company with the same name) provides office space and services at no cost to the Company.

4.

SUBSEQUENT EVENTS

On June 30th, 2009, the Company entered into a material Asset and Stock Purchase Agreement which has not closed as of the date of this filing.

On July 21, 2009 the Company has entered into a Binding Letter of Intent to purchase manufacturing facilities, which has not closed as of the date of this filing.

There is a possibility that these transactions will not be completed.

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

Plan of Operation

As of August 31, 2009, the Company was inactive and intends no further operations as a mining development company. Following the completion of the Acquisition (as described below and under the heading “Business –Recent Developments”, above), the Registrant will do business as a vertically-integrated solar energy company.

Recent Developments

The Company has entered into a material Asset and Stock Purchase Agreement on June 30th, 2009 which has not been completed as of the date of this filing.

On July 21, 2009 the Company has entered into a Binding Letter of Intent to purchase manufacturing facilities, which has not been completed as of the date of this filing.

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

There is a possibility that these transactions will not be completed.

Results of Operations

Three-Month Period Ended August 31, 2008

We did not earn any revenues during the three-month periods ended August 31, 2009 and 2008 respectively.

We incurred operating expenses, consisting solely of general and administrative expense, in the amount of $36,003 and $6,480 for the three-month periods ended August 31, 2009 and 2008 respectively.

For the period from inception on November 2, 2007 through August 31, 2009, we incurred total expenses of $84,822, consisting solely of general and administrative expenses, for an overall loss of $84,822 since inception.

Liquidity and Capital resources

We had cash balances of $nil and $4,287 at August 31 and May 31, 2009 respectively. We do not have enough cash on hand to commence our exploration program and will not be commencing these operations.

Going Concern Consideration

We have not generated any revenues since inception. As of August 31, and May 31, 2009 respectively, the Company had accumulated losses of $84,822 and $48,819. Our independent auditors have included an explanatory paragraph in their report on the financial statements accompanying the Annual Report on Form 10-K that states that these factors raise substantial doubt about our ability to continue as a going concern. These factors include the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. See “Recent Developments” in this MD&A for a discussion of the Company’s business going forward.

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

None.

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

EPOD SOLAR, INC.
(Name of Registrant)

Date: October 20, 2009	By: /s/ Michael Matvieshen
Name: Michael Matvieshen
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