Form 10-Q
period 2009-11-30
EPOD Solar Inc.
filed 2010-01-11
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-53459

EPOD SOLAR INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3551488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

#5 – 215 Neave Road
Kelowna, British Columbia, Canada V1V 2L9
(Address of principal executive offices, zip code)

(250) 491-8111
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 6, 2010, there were 2,849,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

EPOD SOLAR INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2009

INDEX

Index			Page

Part I.		Financial Information	4
	Item 1.	Financial Statements	4
		Balance Sheets as of November 30, 2009 (unaudited) and May 31, 2009	4
		Statements of Operations – for the three and six months ended November 30, 2009 and 2008 and the period from November 2, 2007 (inception) to November 30, 2009 (unaudited)	5
		Statements of Cash Flows – for the six months ended November 30, 2009 and 2008 and the period from November 2, 2007 (inception) to November 30, 2009 (unaudited)	6
		Note to Financial Statements (unaudited)	7
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
	Item 4.	Controls and Procedures	9
Part II.		Other Information	9
	Item 1.	Legal Proceedings	10
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
	Item 3.	Defaults Upon Senior Securities	10
	Item 4.	Submission of Matters to a Vote of Security Holders	10
	Item 5.	Other Information	10
	Item 6.	Exhibits	11
Signatures			11
Certifications			12

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EPOD SOLAR INC.
(A Development Stage Company)
BALANCE SHEETS

	November 30,
	2009	May 31, 2009
	(unaudited)
ASSETS
Current assets
Cash	$–	$4,287
Prepaid Expenses	4,184	–
Total current assets	4,184	4,287
Total assets	$4,184	$4,287
LIABILITIES
Accounts payable	$19,533	$1,823
Due to a related party	34,738	23,283
Total liabilities	54,271	25,106
STOCKHOLDERS’ DEFICIT
Common stock
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
2,849,000 and 3,775,000 common shares as at November 30, 2009 and May 31, 2009 respectively	2,849	3,775
Additional paid in capital	45,970	24,225
Deficit accumulated during the development stage	(98,906)	(48,819)
Total stockholders’ deficit	(50,087)	(20,819)
Total liabilities and stockholders’ deficit	$4,184	$4,287

See accompanying notes to financial statements

EPOD SOLAR INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					November
	Three Months	Three Months	Six Months	Six Months	2, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008	2009

General and administrative	$(14,084)	$(19,072)	$(50,087)	$(25,552)	$(98,906)
Net loss	$(14,084)	$(19,072)	$(50,087)	$(25,552)	$(98,906)
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Weighted average number of shares outstanding	2,849,000	3,775,000	3,000,803	3,775,000

See accompanying notes to financial statements

EPOD SOLAR INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			November
	Six Months	Six Months	2, 2007
	Ended	Ended	(Inception)
	November 30,	November 30,	to November 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,087)	$(25,552)	$(98,906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of mineral property	–	–	3,600
Change in operating assets and liabilities
Prepaid expenses	(4,184)	–	(4,184)
Accounts payable	17,710	3,727	19,533
Net cash used in operating activities	(36,561)	(21,825)	(79,957)
CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property acquisition	–	–	(3,600)
Net cash used in investing activities	–	–	(3,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	32,274	10,048	55,557
Proceeds from sale of stock	–	–	28,000
Net cash provided by financing activities	32,274	10,048	83,557
INCREASE (DECREASE) IN CASH	(4,287)	(11,777)	–
CASH, BEGINNING	4,287	21,722	–
CASH, ENDING	$–	$9,945	$–
Supplemental cash flow information
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non–cash transactions:
Shareholder forgiveness of debt	$20,819	$–	$20,819

See accompanying notes to financial statements

EPOD SOLAR INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
November 30, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on November 2, 2007 and is in the development stage as defined by Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009. The results of operations for the three and six months ended November 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The company has evaluated subsequent events for recognition of disclosure through the date these financial statements were widely available to be issued, January 7, 2010

2.	COMMON SHARES

On June 30, 2009, the shares of the company were sold to independent shareholders. As part of this transaction, 926,000 shares were retired.

3.	RELATED PARTY TRANSACTIONS

a)

As of May 31, 2009, an amount of $23,283 was owed to a director of the Company, $20,819 of this amount was forgiven as part of the June 30, 2009 agreement with EPOD Solar Inc. (a different company with the same name, hereinafter “EPOD Solar Target”). As of November 30, 2009, $34,738 was owed to EPOD Industries Inc., a subsidiary of EPOD Solar Target. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

b)	EPOD Solar Target provides office space and services at no cost to the Company.

4.	SUBSEQUENT EVENTS

On December 18, 2009, the Company announced the termination of the asset and stock purchase agreement previously entered into between the Company and EPOD Solar Target on June 30, 2009.

As well, the Company has announced the expiration of the letter of intent signed July 21, 2009 between the Company and OptiSolar Technologies Inc. Under the terms of the letter of intent, the Company planned to purchase the manufacturing facilities, production lines, intellectual property and R&D facility of OptiSolar for a value of $260 million in an all stock transaction.

On December 21, 2009 the Company announced the signing of an LOI with Nanotech Industries Inc. for a contemplated major transaction between the two companies. According to the terms of the LOI, the parties must enter into mutually agreeable definitive agreements necessary for the Transaction within thirty days of signing of the LOI. The closing of the transaction will be also be contingent upon each of the parties obtaining all necessary consents and approvals.

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

Plan of Operation

As of November 30, 2009, the Company was inactive and intends no further operations as a mining development company. Following the completion of the Acquisition (as described below and under the heading “Business – Recent Developments”, above), the Registrant will do business as a manufacturer and vendor of Green Polyurethane(TM) Binder and Green Polyurethane® Monolithic Floor Coating product.

Recent Developments

On December 18, 2009, the Company announced the termination of the asset and stock purchase agreement entered into between the Company and EPOD Solar Target on June 30, 2009.

As well, the Company has announced the expiration of the letter of intent signed July 21, 2009 between the Company and OptiSolar Technologies Inc. Under the terms of the letter of intent, the Company planned to purchase the manufacturing facilities, production lines, intellectual property and R&D facility of OptiSolar for a value of $260 million in an all stock transaction.

On December 21, 2009 the Company announced the signing of an LOI with Nanotech Industries Inc. for a contemplated major transaction between the two companies. According to the terms of the LOI, the parties must enter into mutually agreeable definitive agreements necessary for the Transaction within thirty days of signing of the LOI. The closing of the transaction will also be contingent upon each of the parties obtaining all necessary consents and approvals.

Results of Operations

Three and Six-Month Periods Ended November 30, 2009 and 2008

We did not earn any revenues during the three and six-month periods ended November 30, 2009 and 2008 respectively.

We incurred operating expenses, consisting solely of general and administrative expense, in the amount of $14,084 and $50,087 for the three and six-month periods ended November 30, 2009, respectively. We incurred operating expenses, consisting solely of general and administrative expense, in the amount of $19,072 and $25,552 for the three and six-month periods ended November 30, 2008, respectively.

For the period from inception on November 2, 2007 through November 30, 2009, we incurred total expenses of $98,906, consisting solely of general and administrative expenses, for an overall loss of $98,906 since inception.

Liquidity and Capital resources

We had cash balances of $nil and $4,287 at November 30 and May 31, 2009 respectively.

Going Concern Consideration

We have not generated any revenues since inception. As of November 30, and May 31, 2009 respectively, the Company had accumulated losses of $98,906 and $48,819. Our independent auditors included an explanatory paragraph in their report on the financial statements accompanying the Annual Report on Form 10-K that states that these factors raise substantial doubt about our ability to continue as a going concern. These factors include the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. See “Recent Developments” in this MD&A for a discussion of the Company’s business going forward.

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

EPOD SOLAR, INC.
(Name of Registrant)

Date: January 11, 2009	By: //s/ Michael Matvieshen

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