Form 10-Q
period 2010-02-28
EPOD Solar Inc.
filed 2010-04-14
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to ____

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 14, 2010, there were 2,849,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

EPOD SOLAR INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED FEBRUARY 28, 2010

	INDEX
Index			Page
Part I.		Financial Information	4
	Item 1.	Financial Statements	4
		Balance Sheets as of February 28, 2010 (unaudited) and May 31, 2009	4
		Statements of Operations – for the three and nine months ended February 28, 2010 and 2009 and the period from November 2, 2007 (inception) to February 28, 2010 (unaudited)	5
		Statements of Cash Flows – for the nine months ended February 28, 2010 and 2009 and the period from November 2, 2007 (inception) to February 28, 2010 (unaudited)	6
		Notes to Financial Statements (unaudited)	7
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
	Item 4.	Controls and Procedures	9
Part II.		Other Information	9
	Item 1.	Legal Proceedings	10
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
	Item 3.	Defaults Upon Senior Securities	10
	Item 4.	Submission of Matters to a Vote of Security Holders	10
	Item 5.	Other Information	10
	Item 6.	Exhibits	11
Signatures			11
Certifications			12

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EPOD SOLAR INC.
(A Development Stage Company)
BALANCE SHEETS

	February 28,
	2010	May 31, 2009
	(unaudited)
ASSETS
Current assets
Cash	$-	$4,287
Prepaid Expenses	940	-
Total current assets	940	4,287
Total assets	$940	$4,287
LIABILITIES
Accounts payable	$14,141	$1,823
Due to a related party	41,206	23,283
Total liabilities	55,347	25,106
COMMITMENTS
STOCKHOLDERS’ DEFICIT
Common stock
75,000,000 common shares with a par value of $0.001 Issued and outstanding:
2,849,000 and 3,775,000 common shares as at February 28, 2010 and May 31, 2009 respectively	2,849	3,775
Additional paid in capital	45,970	24,225
Deficit accumulated during the development stage	(103,226)	(48,819)
Total stockholders’ deficit	(54,407)	(20,819)
Total liabilities and stockholders’ deficit	$940	$4,287

See accompanying notes to financial statements

EPOD SOLAR INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					November
	Three Months	Three Months	Nine Months	Nine Months	2, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009	2010
General and administrative	$(4,320)	$(13,995)	$(54,407)	$(39,547)	$(103,226)
Net loss	$(4,320)	$(13,995)	$(54,407)	$(39,547)	$(103,226)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Weighted average number of shares outstanding	2,849,000	3,775,000	2,950,758	3,775,000

See accompanying notes to financial statements

EPOD SOLAR INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			November
	Nine Months	Nine Months	2, 2007
	Ended	Ended	(Inception)
	February 28,	February 28,	to February 28,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,407)	$(39,547)	$(103,226)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
Impairment of mineral property	-	3,600	3,600
Change in operating assets and liabilities
Prepaid expenses	(940)	-	(940)
Accounts payable	12,318	2,739	14,141
Net cash used in operating activities	(43,029)	(33,208)	(86,425)
CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property acquisition	-	-	(3,600)
Net cash used in investing activities	-	-	(3,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	38,742	14,865	62,025
Proceeds from sale of stock	-	-	28,000
Net cash provided by financing activities	38,742	14,865	90,025
INCREASE (DECREASE) IN CASH	(4,287)	(18,343)	-
CASH, BEGINNING	4,287	21,722	-
CASH, ENDING	$-	$3,379	$-
Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions:
Shareholder forgiveness of debt	$20,819	$-	$20,819

See accompanying notes to financial statements

EPOD SOLAR INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)
February 28, 2010
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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009. The results of operations for the three and nine months ended February 28, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

The company has evaluated subsequent events for recognition of disclosure through the date these financial statements widely available to be issued.

2.	COMMON SHARES

On June 30, 2009, the former shareholders of the company sold 2,849,000 common shares to new shareholders who now control the Company. As part of this transaction, 926,000 shares were retired.

3.	RELATED PARTY TRANSACTIONS

a)

As of May 31, 2009, an amount of $23,283 was owed to a director of the Company, $20,819 of this amount was forgiven as part of the June 30, 2009 agreement with EPOD Solar Inc. (a different company with the same name, hereinafter “EPOD Solar Target”).

b)

As of February 28, 2010, $41,206 was owed to EPOD Industries Inc., a subsidiary of EPOD Solar Target related to cash advances to the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

c)	EPOD Solar Target provides office space and services at no cost to the Company.

4.	COMMITMENTS

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

On January 31, 2010, the Company entered into a Stock Purchase Agreement (the “SPA”) with Nanotech Industries Inc., a Delaware corporation located in Daly City, California (“Nanotech”), whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of Nanotech (“Nanotech Shares”) from the holders of the Nanotech Shares (“Nanotech Shareholders”). In consideration for the purchase of the Nanotech Shares from the Nanotech Shareholders (the “Acquisition”), the Company agreed to issue an aggregate amount of 3,203,500 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), to the Nanotech Shareholders.

The consummation of the Acquisition (“Closing”) is subject to the satisfaction or waiver of certain conditions, including: (i) the delivery of the Nanotech Shares, (ii) the completion of audited financial statements of the Company, and (iii) other customary conditions, which have not yet occurred.

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

Plan of Operation

As of February 28, 2010, the Company was inactive and intends no further operations as a mining development company. Following the completion of the Acquisition (as described below and under the heading “Business – Recent Developments”, above), the Registrant will do business as a manufacturer and vendor of Green Polyurethane(TM) Binder and Green Polyurethane® Monolithic Floor Coating product.

Recent Developments

On January 31, 2010, the Company entered into a Stock Purchase Agreement (the “SPA”) with Nanotech Industries Inc., a Delaware corporation located in Daly City, California (“Nanotech”), whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of Nanotech (“Nanotech Shares”) from the holders of the Nanotech Shares (“Nanotech Shareholders”). In consideration for the purchase of the Nanotech Shares from the Nanotech Shareholders (the “Acquisition”), the Company agreed to issue an aggregate amount of 3,203,500 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), to the Nanotech Shareholders.

The consummation of the Acquisition (“Closing”) is subject to the satisfaction or waiver of certain conditions, including: (i) the delivery of the Nanotech Shares, (ii) the completion of audited pro forma financial statements of the Company, and (iii) other customary conditions.

Results of Operations

Three and Nine-Month Periods Ended February 28, 2010 and 2009

We did not earn any revenues during the three and nine-month periods ended February 28, 2010 and 2009 respectively.

We incurred operating expenses, consisting solely of general and administrative expense, in the amount of $4,320 and $54,407 for the three and nine-month periods ended February 28, 2010, respectively. We incurred operating expenses, consisting solely of general and administrative expense, in the amount of $13,995 and $39,547 for the three and nine-month periods ended February 28, 2009, respectively. The year over year increase is due to increased corporate communications during the nine month period ended February 28, 2010.

For the period from inception on November 2, 2007 through February 28, 2010, we incurred total expenses of $103,226, consisting solely of general and administrative expenses, for an overall loss of $103,226 since inception.

Liquidity and Capital resources

We had cash balances of $nil and $4,287 at February 28, 2010 and May 31, 2009 respectively. Operations are being financed through related parties at this time.

Going Concern Consideration

We have not generated any revenues since inception. As of February 28, 2010, and May 31, 2009 respectively, the Company had accumulated losses of $103,226 and $48,819. Our independent auditors included an explanatory paragraph in their report on the financial statements accompanying the Annual Report on Form 10-K that states that these factors raise substantial doubt about our ability to continue as a going concern. These factors include the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. See “Recent Developments” in this MD&A for a discussion of the Company’s business going forward.

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

EPOD SOLAR, INC.
(Name of Registrant)

Date: April 14, 2010	By: //s/ Michael Matvieshen
Name: Michael Matvieshen
Title: President and Chief Executive Officer, and principal financial officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-153675), as filed with the Securities and Exchange Commission on September 26, 2008.