Form 10-K
period 2010-05-31
EPOD Solar Inc.
filed 2010-09-14
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: MAY 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53459

EPOD SOLAR INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3551488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 John Daly Blvd. Suite 260
Daly City, CA 94015
(Address of Principal Executive Offices, including zip code)

(650) 491-3449
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act

Title of Each Class:	Name of Each Exchange on which Registered:
N/A	N/A

Securities registered pursuant to 12(g) of the Exchange Act:
Common Stock, $.001 par value
(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2008, the last business day of the registrant’s most recently completed third fiscal quarter, was $NIL.

The shares of the registrant’s common stock outstanding as of September 13,2010 was 5,202,003.

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

Recent Developments

As previously disclosed by the Registrant (then Allora Minerals, Inc.) in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 7, 2009, on June 30, 2009, the Registrant entered into an Asset and Stock Purchase Agreement (the “Acquisition Agreement”) with EPOD Solar Inc., a Canadian corporation located in Kelowna, British Columbia, Canada (“EPOD Canada”), and its wholly owned subsidiaries, Epod Solar (Wales) Limited (“Epod UK”) and EPOD Industries Inc. (“Epod Industries”), whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of (i) Epod Solar Europe Ltd. (“Epod Europe”) from EPOD Canada, and (ii) Great Lakes Solar Utilities Inc. (“Great Lakes”) from EPOD Industries (the “Acquisition”). In addition, pursuant to the terms of the Acquisition Agreement, the Company agreed to purchase substantially all of the assets of Epod UK. Pursuant to the arrangements associated with this Acquisiton Agreement, we changed our name to EPOD Solar, Inc. On December 15, 2009 the Registrant terminated this Acquisition Agreement.

On January 31, 2010, EPOD Solar Inc. (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with Nanotech Industries Inc. , a Delaware corporation located in Daly City, California (“Nanotech”), whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of Nanotech (“Nanotech Shares”) from the holders of the Nanotech Shares (“Nanotech Shareholders”). On August 18, 2010, EPOD Solar Inc. (the “Company”) announced by press release the termination, effective as of August 16, 2010, of the SPA.

Also on August 18, 2010, EPOD Solar Inc. (“EPOD”, the “Company” or the “Registrant”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Nanotech Industries International Inc., a Nevada corporation located in Daly City, California (“NII”) , whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of Nanotech (“NII Shares”) from the holders of the NII Shares (“NII Shareholders”). In consideration for the purchase of the NII Shares from the NII Shareholders (the “ NII Acquisition”), the Company agreed to issue an aggregate amount of 3,381,003 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), to the Nanotech Shareholders. In addition, certain shareholders of the Company agreed to have 1,028,000 of their shares cancelled as part of the transaction. This transaction was closed on August 30, 2010.

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

During the fourth quarter of our fiscal year ended May 31, 2010, there were no matters submitted to a vote of our shareholders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed for trading on the OTC Bulletin Board, operated by the Financial Industry Regulatory Authority (“FINRA”). As of May 31, 2010, our Common Stock was listed on the OTC Bulletin Board under the symbol “EPDS.OB”. Since July 7, 2009, the date the Registrant announced the Acquisition by the filing of a Current Report on Form 8-K with the SEC, there has been trading in the Common Stock.

As of May 31, 2010, there were approximately 100 record owners of our Common Stock.

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

On August 30, 2010 (the "Closing Date") the Company closed on the acquisition from NII, a corporation formed pursuant to the laws of Nevada of all of the issued and outstanding shares of capital stock of NII held by the holders of the NII Shares . The purchase price for the NII Acquisition consisted of 3,381,003 shares of common stock, $0.001 par value per share of the Registrant, issued to NII Shareholders. In addition, certain shareholders of the Company agreed to have 1,028,000 of their shares cancelled as part of the transaction.

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

Plan of Operation

As of May 31, 2010, the Company was inactive and intends no further operations as a mining development company. Following the completion of the Acquisition of Nanotech (as described below and under the heading “Business – Recent Developments”, above), the Registrant will do business as a manufacturer and distributor of alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™. The products manufactured and sold by Nanotech (“Nanotech Products”) include coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder).

Recent Developments

As previously disclosed by the Registrant (then Allora Minerals, Inc.) in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 7, 2009, on June 30, 2009, the Registrant entered into an Asset and Stock Purchase Agreement (the “Acquisition Agreement”) with EPOD Solar Inc., a Canadian corporation located in Kelowna, British Columbia, Canada (“EPOD Canada”), and its wholly owned subsidiaries, Epod Solar (Wales) Limited (“Epod UK”) and EPOD Industries Inc. (“Epod Industries”), whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of (i) Epod Solar Europe Ltd. (“Epod Europe”) from EPOD Canada, and (ii) Great Lakes Solar Utilities Inc. (“Great Lakes”) from EPOD Industries (the “Acquisition”). In addition, pursuant to the terms of the Acquisition Agreement, the Company agreed to purchase substantially all of the assets of Epod UK. Pursuant to the arrangements associated with this Acquisiton Agreement, we changed our name to EPOD Solar, Inc. On December 15, 2009 the Registrant terminated this Acquisition Agreement.

On January 31, 2010, EPOD Solar Inc. (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with Nanotech Industries Inc. , a Delaware corporation located in Daly City, California (“Nanotech”), whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of Nanotech (“Nanotech Shares”) from the holders of the Nanotech Shares (“Nanotech Shareholders”). On August 18, 2010, EPOD Solar Inc. (the “Company”) announced by press release the termination, effective as of August 16, 2010, of the SPA.

Also on August 18, 2010, EPOD Solar Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Nanotech Industries International Inc. , a Nevada corporation located in Daly City, California (“NII”) , whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of Nanotech (“NII Shares”) from the holders of the NII Shares (“NII International Shareholders”). In consideration for the purchase of the Nanotech Shares from the NII Shareholders (the “NII Acquisition”), the Company agreed to issue an aggregate amount of 3,381,003 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), to the Nanotech Shareholders. In addition, certain shareholders of the Company agreed to have 1,028,000 of their shares cancelled as part of the transaction.

Results of Operations

We have had no operating revenues for the period from our inception on November 2, 2007 through our fiscal year ended May 31, 2010. Our activities to date have been financed from the proceeds of share subscriptions and from loans from related parties. From our inception on November 2, 2007 to May 31, 2010, we raised a total of $28,000 from private offerings of our Common Stock. See “Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities”.

For the period from inception on November 2, 2007 through our fiscal year ended May 31, 2008, we incurred total expenses of $5,143 and general and administrative expenses of $5,143. For the fiscal year ended May 31, 2009, we incurred total expenses of $43,676 and general and administrative expenses of $43,676. For the fiscal year ended May 31, 2010, we incurred total expenses of $56,555and general and administrative expenses of $56,555. The increase in general and administrative expenses is related to an increase in professional fees related to the Company entering into an asset purchase agreement on July 1, 2009.

Liquidity and Capital resources

We had cash balances of $NIL and $4,287 at May 31, 2010 and 2009, respectively. We do not have enough cash on hand to commence operations.. As of August 30, 2010 the Company has acquired 100% ownership of Nanotech Industries International Inc. which as of August 18, 2010 had received $400,000 from the sale of units, please see “Recent Developments” above.

Going Concern Consideration

We have not generated any revenues since inception. As of May 31, 2010 the Company had accumulated losses of $105,374. Our independent auditors have included an explanatory paragraph in their report on the financial statements accompanying this Annual Report on Form 10-K that raise substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. See “Recent Developments” in this MD&A for a discussion of the Company’s business going forward.

Off Balance Sheet Arrangements.

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Summary of Critical Accounting Estimates

Development Stage Company

During our fiscal years ended May 31, 2009 and 2010, the Company complied with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” in its characterization of the Company as an development stage enterprise.

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

8

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
EPOD Solar Inc.
(Formerly Allora Minerals, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of EPOD Solar Inc. (formerly Allora Minerals, Inc.) (the “Company”) as of May 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended May 31, 2010 and 2009 and the period from November 2, 2007 (inception) to May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended May 31, 2010 and 2009 and the period from November 2, 2007 (inception) to May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
September 13, 2010

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(A Development Stage Company)

BALANCE SHEETS

(Expressed in U.S. dollars)

	May 31, 2010	May 31, 2009

ASSETS

Current assets
Cash	$-	$4,287
Prepaid Expenses	1,351	-
Total current assets	1,351	4,287
Mineral property	-	-

Total assets	$1,351	$4,287

LIABILITIES
Accounts payable	$16,700	$1,823
Due to a related party	41,206	23,283
Total liabilities	57,906	25,106

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock 75,000,000 common shares with a par value of $0.001
Issued and outstanding: 2,849,000 and 3,775,000 common shares as at May 31, 2010 and May 31, 2009 respectively	2,849	3,775
Additional paid in capital	45,970	24,225
Deficit accumulated during the development stage	(105,374)	(48,819)
Total stockholders equity (deficit)	(56,555)	(20,819)
Total liabilities and stockholders equity (deficit)	$1,351	$4,287

See accompanying notes to financial statements

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

	Year Ended	Year Ended	November
	May 31,	May 31,	2, 2007
	2010	2009	(Inception)
			to May 31,
			2010

General and administrative	$(56,555)	$(43,676)	$(105,374)
Net loss	$(56,555)	$(43,676)	$(105,374)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding	2,925,110	3,775,000

See accompanying notes to financial statements

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD NOVEMBER 2, 2007 (DATE OF INCEPTION) TO MAY 31, 2010

(Expressed in U.S. dollars)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Number	$	Capital	Stage	Total

Balance, November 2, 2007 (Date of Inception)	-	$-	$-	$-	$-
Common shares issued for cash	3,775,000	3,775	24,225	-	28,000
Net loss	-	-	-	(5,143)	(5,143)
Balance, May 31, 2008	3,775,000	3,775	24,225	(5,143)	22,857
Net loss	-	-	-	(43,676)	(43,676)
Balance, May 31, 2009	3,775,000	3,775	24,225	(48,819)	(20,819)
Retirement of Shares	(926,000)	(926)	926	-	-
Shareholder forgiveness of debt	-	-	20,819	-	20,819
Net loss	-	-	-	(56,555)	(56,555)
Balance, May 31, 2010	2,849,000	$2,849	$45,970	$(105,374)	$(56,555)

See accompanying notes to financial statements

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

			November
			2, 2007
	Year Ended	Year Ended	(Inception)
	May 31, 2010	May 31, 2009	to May 31,
			2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,555)	$(43,676)	$(105,374)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of mineral property	-	3,600	3,600
Change in operating assets and liabilities
Prepaid Expenses	(1,351)	-	(1,351)
Accounts payable	14,877	1,823	16,700
Net cash used in operating activities	(43,029)	(38,253)	(86,425)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property acquisition	-	-	(3,600)
Net cash used in investing activities	-	-	(3,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	38,742	20,818	62,025
Proceeds from sale of stock	-	-	28,000
Net cash provided by financing activities	38,742	20,818	90,025

INCREASE (DECREASE) IN CASH	(4,287)	(17,435)	-

CASH, BEGINNING	4,287	21,722	-
CASH, ENDING	$-	$4,287	$-

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shareholder forgiveness of debt	$-	$20,819	$20,819

See accompanying notes to financial statements

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Epod Solar , Inc. (the “Company”) (formerly Allora Minerals, Inc.) was incorporated in the State of Nevada on November 2, 2007 and is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

During the period ended May 31, 2008, the Company commenced operations by acquiring an option to purchase a mineral property located in Western Australia. During the fiscal year ended May 31, 2009, the Company made no further acquisitions and the Company was unable to meet the expenditure commitments associated with the mineral property. Consequently, the mineral property option expired, and the Company recorded a $3,600 impairment charge, included in general and administrative costs.

Subsequent to May 31, 2010, the Company acquired all of the outstanding common shares of Nanotech Industries International, Inc. See Note 6 for further discussion.

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

Development Stage Company

The Company presents its financial statements in accordance with ASC 915, “Development Stage Entities.”

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of issuance to be cash equivalents.

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(A Development Stage Company)
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

Revenue Recognition

The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. As at May 31, 2010, the Company had not generated any revenues.

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

Foreign Currency Translation

The financial statements are presented in US dollars. In accordance with ASC 830, “Foreign Currency Matters,” foreign denominated monetary assets and liabilities are translated into their US dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. There were no gains or losses resulting from foreign currency transactions included in results of operations.

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(A Development Stage Company)
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

At May 31, 2010, a full deferred tax asset valuation allowance was provided and no deferred tax asset benefit has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings Per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

In July 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. This guidance was included in the Codification under FASB Accounting Standard Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles. All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective for the Company beginning with the first quarter of 2010. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date through the date the financial statements are issued.

The Company does not expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

3.	COMMON SHARES

On June 30, 2009, 2,849,000 of the shares of the Company held by officers were sold to independent shareholders. In conjunction therewith, 926,000 shares were retired.

Subsequent to May 31, 2010, the Company closed an acquisition agreement whereby a change in control occurred. See Note 6.

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

4.	RELATED PARTY TRANSACTIONS

a)	As of May 31, 2009, an amount of $23,283 was owed to a director of the Company, $20,819 of this amount was forgiven as part of the June 30, 2009 agreement with EPOD Solar Inc. (a different company with the same name, hereinafter “EPOD Solar Target”).

b)	As of May 31, 2010, $41,206 was owed to EPOD Industries Inc., a subsidiary of EPOD Solar Target related to cash advances to the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

c)	EPOD Solar Target provides office space and services at no cost to the Company.

5.	INCOME TAXES

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

The effective tax rate of the Company is reconciled to statutory tax rates as follows:

	Year ended		Year ended
	May 31,		May 31,
	2010		2009

US federal statutory tax rate	34%		34%
Change in US valuation allowance	(34%	)	(34%	)

Effective tax rate	-		-

Deferred tax assets consist of the following:	May 31,		May 31,
	2010		2009

Net operating loss carryforward	$36,000		$17,000
Valuation allowance	(36,000)		(17,000)

Deferred tax asset	$-		$-

The valuation allowance increased by approximately $19,000 during the fiscal year ended May 31, 2010. The Company has non-capital losses carried forward of approximately $106,000 which expire beginning in 2028. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

EPOD SOLAR INC.
(FORMERLY ALLORA MINERALS, INC.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

6.	SUBSEQUENT EVENTS

On January 31, 2010, EPOD Solar Inc. (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with Nanotech Industries Inc. , a Delaware corporation located in Daly City, California (“NTI”), , whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of NTI (“NTI Shares”) from the holders of the NII Shares (“NII Shareholders”). In consideration for the purchase of the NTI Shares from the NTI Shareholders (the “NTI Acquisition”), the Company agreed to issue an aggregate amount of 3,203,500 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), to the NTI Shareholders. On August 18, 2010, EPOD Solar Inc. (the “Company”) announced by press release the termination, effective as of August 16, 2010, of this SPA.

On August 18, 2010, EPOD Solar Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Nanotech Industries International Inc. , a Nevada corporation located in Daly City, California (“NII”) , whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of NIIh (“NII Shares”) from the holders of the NII Shares (“NII Shareholders”). In consideration for the purchase of the NII Shares from the NII Shareholders (the “NII Acquisition”), the Company agreed to issue an aggregate amount of 3,381,003 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), to the NII Shareholders. In addition, certain shareholders of the Company agreed to have 1,028,000 of their shares cancelled as part of the transaction.

The August 30, 2010 closing resulted in a change in control of the Company and the transaction will be accounted for as a reverse merger.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and executive officers serving the Company during our fiscal year ended May 31, 2010 are named below:

Name	Age	Positions and Offices

Mr. Michael Matvieshen	49	President, Chief Executive and Chief Financial Officer and Director

Directors serve until the next annual meeting of the stockholders or until their resignation or removal from office. Thereafter, directors are elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors. There are no family relationships among our directors or executive officers.

Michael Matvieshen

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

Significant Employees and Consultants

Other than Mr. Matvieshen, we had no employees during our fiscal year ended May 31, 2010.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires or directors and officers, and the persons who beneficially own more than ten percent (10%) of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable Section 16(a) filing requirements during the fiscal year ended May 31, 2010.

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

Summary Compensation Table

Michael Matvieshen, our President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer during our fiscal year ended May 31, 2010 (our only named executive officer during such period) received no compensation during our fiscal years ended May 31, 2010.

Agostino Tarulli, our President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer during our fiscal year ended May 31, 2009 (our only named executive officer during such period) received no compensation during our fiscal years ended May 31, 2010 or 2009.

Stock Option Grants

We did not grant any stock options to our named executive officers during our fiscal year ended May 31, 2010.

Employment Agreements

We have not entered into any employment or consulting agreements with our named executive officers.

Director Compensation

Michael Matvieshen and Agostino Tarulli, our sole directors during our fiscal year ended May 31, 2010, received no compensation for serving on our board of directors during the period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

We currently have no equity compensation or stock option plans.

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of May 31, 2010, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each officer and director of our Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,849,000 shares of our common stock issued and outstanding as of May 31, 2010. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of Common Stock.

	Beneficial Ownership

Name and Address of Beneficial Owner	Total Shares	Percent of Class

Michael Matvieshen, Director, President and Chief Executive Officer	408,000	14.32%
990 Sutcliffe Court, Kelowna, British
Columbia, Canada, V1P 9T1

Satpal Sidhu, Chief Operating Officer	165,000	5.79%
154 East Bartlett Road, Lynden, Washington,
USA, 98264

All Directors and Executive Officers as a Group	573,000	20.11%
(2 persons)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of the following parties has, since the beginning of our last fiscal year and during the fiscal year preceding, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will affect us:

  any of our directors or officers;

  any person proposed as a nominee for election as a director;

  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of Common Stock;

  any of our promoters; or

  any relative or spouse of any of the foregoing persons who has the same house as such person.

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

LBB & Associates Ltd., LLP served as our independent registered public accounting firm for our fiscal years ended May 31, 2010 and 2009. The following table shows the fees that were billed for the audit and other services provided by the firm for the fiscal years indicated.

	Fiscal Year Ended	Fiscal Year Ended
	May 31, 2010	May 31, 2009

Audit Fees	$14,950	$6,000
Audit-Related Fees	-	6,550
Tax Fees	-	-
All Other Fees	-	-
Total	$14,950	$12,550

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting. As a result of the Acquisition, the Board of Directors has not been fully formed and currently consists of Michael Matvieshen acting as sole director. The audit and tax fees paid to the auditors with respect to our fiscal year ended May 31, 2010 were pre-approved by Mr. Matvieshen in such capacity.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among EPOD Solar Inc., Nanotech Industries International Inc. Joseph Kristul in his own capacity and on behalf of the Nanotech Shareholders listed on Schedule A thereto (3)
31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Principal Financial and Accounting Officer *
32.1	Section 906 Certificate of Chief Executive Officer *
* Filed herewith.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008.

(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.

(3) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2010	EPOD SOLAR INC.
(Registrant)

	By:	/s/ Joseph Kristul
Name: Joseph Kristul
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kristul		September 14, 2010
Joseph Kristul	President and Chief Executive Officer,
(Principal executive officer principal financial and
accounting officer)

/s/ Michael Matvieshen		September 14, 2010
Michael Matvieshen	Director