Form 10-Q
period 2010-09-30
EPOD Solar Inc.
filed 2010-11-22
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________to _____________

Commission File Number: 000-53459

EPOD SOLAR INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-3551488

(State of other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

950 John Daly Blvd. Suite 260 Daly City, CA 94015
(Address of principal executive offices)

(650) 491-3449
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $ 0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]      No [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting
company [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ]      No [  ]

APPLICABLE TO CORPORATE ISSUERS:

     5,202,003 shares of the issuer’s common shares, par value $.001 per share, were issued and outstanding as of November 22, 2010.

PART I

ITEM 1. FINANCIAL STATEMENTS

     The accompanying unaudited consolidated balance sheet of EPOD Solar Inc. as at September 30, 2010 related unaudited consolidated statement of operations, and cash flows for the period July 8, 2010 (inception) to September 30, 2010 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

EPOD Solar Inc.
(A Development Stage Company)
Consolidated Balance Sheet
September 30, 2010
(Expressed in U.S. Funds, except for share data)
(Unaudited)

ASSETS
Current assets
Cash	$121,409
Prepaid inventory	20,856
Total current assets	142,265
Loan to shareholder	6,711
Intangible asset, net of accumulated amortization of $27,778	472,222
TOTAL ASSETS	$621,198
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$35,998
Note payable – related party	363,195
Total current liabilities	399,193
Senior secured convertible debentures, net of unamortized discount of $256,306	143,694
Total liabilities	542,887
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,202,003 shares
issued and outstanding at September 30, 2010	5,202
Additional paid in capital	3,639,083
Deficit accumulated during development stage	(3,565,974)
Total stockholders’ equity	78,311
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$621,198

The accompanying notes are an integral part of these consolidated financial statements

EPOD Solar Inc.
(A Development Stage Company)

Consolidated Statement of Operations
For the Period July 8, 2010 (Inception) through September 30, 2010
(Unaudited)
(Expressed in U.S. Funds, except for shares and per share data)

Revenues	$-
General and administrative expenses	159,868
Stock-based compensation	3,234,634
Interest expense	126,607
Amortization of debt discount	17,087
Amortization of intangible asset	27,778
Total expenses	3,565,974
Net loss	$(3,565,974)
Basic and diluted net loss per share	$(0.88)
Basic and diluted weighted average shares	4,053,039

The accompanying notes are an integral part of these consolidated financial statements

EPOD Solar Inc.
(A Development Stage Company)

Consolidated Statement of Cash Flows
For the Period July 8, 2010 (Inception) Through September 30, 2010
(Unaudited)
(Expressed in U.S. Funds)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,565,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,234,634
Amortization of discount	17,087
Amortization of intangible asset	27,778
Interest expense	126,607
Change in operating assets and liabilities
Prepaid Expenses	(19,505)
Accounts payable	19,298
Net cash used in operating activities	(160,075)
CASH FLOWS FROM INVESTING ACTIVITIES
Loan to shareholder	(6,711)
Net cash used in investing activities	(6,711)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Secured Convertible Debenture	400,000
Proceeds from exercise of warrants	25,000
Repayments of note payable – related party	(136,805)
Net cash provided by financing activities	288,195

INCREASE (DECREASE) IN CASH	121,409

CASH, BEGINNING	-
CASH, ENDING	$121,409
Supplemental cash flow information
Interest paid	$-
Income taxes paid	$-
Non-cash transaction
Acquisition of intangible asset through issuance of note payable	$500,000

The accompanying notes are an integral part of these consolidated financial statements

EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
(Expressed In U.S. Funds)

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN

EPOD Solar Inc. (the “Company”, “EPOD”) (formerly Allora Minerals, Inc.) was incorporated in the State of Nevada on November 2, 2007 and is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

On August 30, 2010 (the "Closing Date") EPOD closed on the acquisition from Nanotech Industries International Inc. ("NTI"), a corporation formed pursuant to the laws of Nevada on July 8, 2010, of all of the issued and outstanding shares of capital stock of NTI (""Nanotech Shares") held by the holders of the Nanotech Shares ("Nanotech Shareholders") (the "Acquisition"). The purchase price for the Acquisition consisted of 3,381,003 shares of common stock, $0.001 par value per share (the " EPOD Common Stock") of the Registrant, issued to Nanotech Shareholders. NTI is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of NTI. As a result of such acquisition, our operations are now focused on the manufacturing and sale of Green Polyurethane™, including Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder, an alternative non-toxic (isocyanate-free) polyurethane.

At September 30, 2010, the Company’s business operations had not been fully developed and its revenues had not reached a sufficient level to sustain ongoing operating costs. The Company remains highly dependent upon funding from non-operational sources. As a result, the Company continued to be classified as a development stage company.

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,565,974 since inception. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support The Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to curtail its operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Nanotech Industries International, Inc. included in Form 8-K filed on August 30, 2010 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. The financial statements do not present an audited balance sheet for comparative purposes, as Nanotech Industries International, the accounting acquirer of the reverse-merger (see note 1), was formed on July 8, 2010.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
(Expressed In U.S. Funds)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and Cash Equivalents – EPOD maintains various cash balances in one financial institution located in Daly City, California. These balances are fully insured by the Federal Deposit Insurance Corporation, which insures up to $250,000. On occasion, balances may temporarily exceed such coverage. The company considers all highly liquid debt instruments, which could include commercial paper and certificates of deposits, with an original maturity of three months or less to be cash equivalents. Investments with maturities greater than three months and less than on year are classified as short term investments.

Accounts Receivable – Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions, and the financial stability of its customers.

Inventories - Inventories are valued at the lower of cost or market. The cost is determined by using the average cost method.

Impairment of Long-Lived Assets – In accordance with Financial Standards Board Accounting Standards Codification (“FASB ASC”) 360, “Property, Plant and Equipment”, long-lived assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. The determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. No impairment was recognized during 2010.

The Company amortizes its intangible asset over an estimated three year life.

Revenue recognition – Revenue is recognized when persuasive evidence of an arrangement exists, goods are delivered, sales price is determinable, and collection is reasonably assured.

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes. Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets are also provided for certain tax loss carryforwards and tax credit carryforwards. A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As long as the Company is categorized as a development stage company, the net amount of any potential deferred tax assets will be off-set by such valuation allowance. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the asset and liability basis differences reverse and/or when the tax loss carryforwards and tax credit carryforwards are utilized.

Fair Value – Generally accepted accounting principles define fair value, establish a framework for measuring fair value, and establish a fair value hierarchy that prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1-	inputs are quoted prices in active markets for identical assets.
Level 2-	inputs are inputs (other than quoted prices included within level 1) that are observable.
Level 3-	are unobservable inputs and rely on management’s own assumptions about the assumptions that market participants would use.

EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
(Expressed In U.S. Funds)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Development Stage – The Company complies with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

Stock Based Compensation - Stock based compensation expense is recorded in accordance with FASB ASC Topic 718, “Compensation – Stock compensation”, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Recently Issued Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3 – INTANGIBLE ASSET

On July 12, 2010, EPOD (formerly Nanotech Industries International Inc.) entered into an agreement with Nanotech Industries Inc., an entity who’s CEO is our CEO and Director, for the rights to manufacture and distribute environmentally safe, coatings, adhesives, sealants and elastomers using Nanotech Industries Inc’s technology. As per the licensing agreement, EPOD has a three year exclusivity for all of North America and has the option to obtain rights for the rest of the world on an exclusive perpetual basis, in exchange for the issuance of stock to equal 62.5% of the Company’s total shares.

As part of the licensing agreement, EPOD agreed to pay Nanotech Industries Inc. a one -time licensing fee of $500,000 and a 5% royalty on sales. The licensing fee must be paid within twelve months of the date of the agreement. The licensing rights were valued by management at $500,000 based on an independent appraisal of the transaction. The capitalized license rights are being amortized over a three year life. The amount of amortization for the period ending September 30, 2010 was $27,778.

Intangibles consist of the following at September 30,2010:

License	$500,000

Total Intangible asset	500,000
Less: accumulated amortization	27,778
Total intangible asset, net	$472,222

EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
(Expressed In U.S. Funds)

NOTE 4 - FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments. The disclosure excludes leases.

	September 30, 2010
	Carrying	Estimated
	Value	Fair Value
Financial assets
Cash	$121,409	$121,409
Loan to shareholder	6,711	6,711

Financial liabilities
Accounts payable and accrued liabilities	35,998	35,998
Note payable –related party	363,195	363,195
Senior Secured Convertible debentures	143,694	400,000

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

		Fair Value Measurements
	Level I	Level II	Level III	Total
Intangible asset	$-	$-	$500,000	$500,000
Senior Secured Convertible Debentures	$-	$400,000	$-	$400,000

The intangible asset was valued by an independent expert using industry and market data, along with financial projections from the Company’s management. See Note 3.

The Senior Secured Convertible Debentures (SSCD) value was arrived by determining the intrinsic value of the beneficial conversion feature. This was done by obtaining the fair values of the SSCD and the warrants attached (see Note 5).

EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
(Expressed In U.S. Funds)

NOTE 5 – SENIOR SECURED CONVERTIBLE DEBENTURES

On August 16, 2010 the Company entered into a securities purchase agreement with a third party for the subscription of senior secured convertible debentures (“SSCD”) for an amount of $400,000. The debentures have a maturity of 2 years with a coupon of 10% and convert into shares of common stock of the Company at a price of $0.75 per share. The notes are secured by all assets of the Company. The subscriber also received 533,336 series A warrants with a maturity of 1 year and an exercise price of $1.25 and 133,360 series B warrants with a maturity of 3 years and an exercise price of $1.50. The debentures and series A warrants carry registration rights whereby upon the consummation of the reverse merger with EPOD, the shares underlying the debentures and series A warrants will be registered in an S-1 filing as soon as is practicable. All prices and warrants issued have been adjusted for the post acquisition of EPOD by NTI.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

The unamortized discount of $256,306 is as a result of the relative fair value of the Series A and B warrants attached to the SSCD. The fair value of these was determined to be $273,393 using the assumptions discussed below. Amortization of the debt discount was $17,087 for the period ending September 30, 2010. The discount will be amortized using the effective interest method over the two year term of the debt.

A beneficial conversion feature was determined to exist based on the relative fair value of the warrants and the debt ($126,607), and was recognized as interest expense.

The fair value of the Series A & B warrants issued with the debentures was determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Series A:
Expected volatility		149.0%
Expected life		1 year
Risk-free interest rate		0.25%
Dividend yield	$	Nil

Series B:
Expected volatility		203.4%
Expected life		3 years
Risk-free interest rate		0.76%
Dividend yield	$	Nil

EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
(Expressed In U.S. Funds)

NOTE 6– EQUITY

On July 8, 2010 the Company had 2,849,000 common shares with a par value of $0.001. The authorized number of common shares is 75,000,000.

On August 30, 2010, EPOD closed on the acquisition from NTI of all of the issued and outstanding shares of capital stock of NTI. The purchase price for the acquisition consisted of 3,381,003 shares of common stock, $0.001 par value per share of the EPOD, issued to NTI Shareholders. Also on this date, certain holders of EPOD Common Stock submitted for cancellation 1,028,000 shares of EPOD Common Stock held by them. EPOD stockholders retained 2,849,000 shares of stock in the Company after the merger. The share exchange constituted a reverse merger and a recapitalization of the Company. In conjunction with this reverse merger, the historical accounts of NTI become the historical accounts of the Company for accounting purposes.

On July 8, 2010, NTI issued to a consultant, to the CEO, to directors and to shareholders of the Company 13,314,285 stock purchase warrants exercisable into common shares at $0.01 per share. These warrants may be exercised in whole or in part at any time and expire on July 8, 2015. On August 30, 2010 following the acquisition of NTI by EPOD the exercise price and the number of warrants have been altered as the warrants are now to purchase EPOD shares. The number of warrants has been reduced to 1,331,428 and the exercise price is now $0.10 per share. As a result, the Company recorded an expense of $2,047,471 during the period ending September 30, 2010, based on the fair value of the warrants on the date of issuance. There are no registration rights or exercise price adjustments related to these warrants.

On July 14, 2010, NTI issued to a consultant 7,500,000 stock purchase warrants exercisable into common shares at $0.04 per share. These warrants may be exercised in whole or in part at any time and expire on March 14, 2011. On August 30, 2010 following the acquisition of NTI by EPOD the exercise price and the number of warrants have been altered as the warrants are now to purchase EPOD shares. The number of warrants has been reduced to 750,000 and the exercise price is now $0.40 per share. After the exercise of warrants as described below, there are 687,500 of these warrants outstanding. As a result, the Company recorded an expense of $849,063 during the period ending September 30, 2010, based on the fair value of the warrants on the date of issuance.

EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
(Expressed In U.S. Funds)

NOTE 6– EQUITY (cont’d)

The fair value of the July 8, 2010 warrants issued was determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility		104.4%
Expected life		5 years
Risk-free interest rate		1.39%
Dividend yield	$	Nil

The fair value of the July 14, 2010 warrants issued was determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility		139.1%
Expected life		7 months
Risk-free interest rate		0.18%
Dividend yield	$	Nil

In July 2010, a warrant holder exercised 625,000 warrants, with the Company receiving $25,000 of cash proceeds. The shares have not yet been issued. As the shares will be issued post acquisition, only 62,500 EPOD shares will be issued at a price of $0.40 per share.

The valuation of the beneficial conversion feature (see Note 4) was determined to be $126,607 and is recognized as an increase in additional paid –in capital. .

The value of the Series A and B warrants (see Notes 4 and 5) was determined to be $273,393 and is recognized as an increase in additional paid –in capital.

NOTE 7– RELATED PARTY TRANSACTIONS

During the period ending September 30, 2010, the Company loaned $11,800 to the CEO of the Company, with no specific repayment terms, interest rate or collateral. The CEO repaid $5,089 during the same period.

During the period ending September 30, 2010, the Company repaid $136,805 of the note payable to the related party described in note 3. The remaining balance as of September 30, 2010 was $363,195.

NOTE 8– SUBSEQUENT EVENT

In the fourth quarter of 2010, the Company had its first sale. The total sale price was $100,000, with 25% due upon delivery, and the remainder due in 60 days. This sale means that the Company will no longer be considered a Development Stage Company going forward.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Management’s Discussion and Analysis (“MD&A”) is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company’s operations and financial position. Some sections of this report contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, and the factors described under “Risk Factors” contained in the Company’s Form 8K Report filed August 30, 2010. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. The Company’s actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

The following information should be read in conjunction with the unaudited financial statements for the period ended September 30, 2010 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “EPOD,” “we," "us," and "our" refer to Epod Solar Inc.

Compliance with Generally Accepted Accounting Principles

Unless otherwise indicated, the financial information presented below, including tabular amounts, is expressed in US dollars and prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Critical items of the financial statements that require the use of estimates include the determination of the allowance for doubtful accounts, the determination of the allowance for inventory obsolescence, the determination of the useful life of fixed and intangible assets for amortization calculation purposes, the assumptions for fixed asset impairment tests, the determination of the allowance for guarantees, the determination of the allowance for income taxes, the assumptions used for the purposes of calculating the stock-based compensation expense, the determination of the fair value of financial instruments, the determination of the fair value of the assets and liabilities acquired on business acquisitions and the implicit fair value of goodwill.

The financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Changes in Accounting Principles

No accounting changes were adopted during the period ended September 30, 2010.

11-

Overview

Company Background

EPOD’s principal office is located in Daly City, California, U.S.A.

As of September 30, 2010, EPOD had 10 employees and consultants

EPOD offers an alternative to toxic formulations of polyurethane (PU) worldwide through its exclusive distribution rights which provide for a cost-effective alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™. Its focus is within the C.A.S.E. segment specifically for large industrial and commercial coatings applications where Green Polyurethane™ has a natural competitive advantage over other PU and epoxy coatings due to its superior chemical resistance and environmentally safe properties with reduced health risks.

EPOD intends to establish full commercial-scale manufacturing for both of its products at Adhpro Adhesives in Magog, Quebec and Simpson Coatings in California through non-exclusive toll manufacturing agreements.

EPOD’s strategy is to avoid large capital investments in manufacturing and to outsource the manufacturing of the EPOD Products to third-party manufacturers. At current capacity, the Company can manufacture 20,000 tons per year.

EPOD is currently at the commencement of the commercialization phase of its business model. EPOD plans on significantly expanding its sales and client base by promoting the NTI Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships.

Results of Operation

Nanotech is a developmental stage company and as such does not yet have any revenues. Management is in talks with prospective clients and the Company expects to have revenues in this fiscal year. General and Administration expenses for the period July 8 through September 30, 2010 amounted to approximate $160,000 to date, with only non-cash charges related to warrant grants and issuance of stock to founders as well as amortization and interest expense leading to a Net Loss of appromoximately$3,600,000. However the Company expects to significantly increase operating expenses including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

Liquidity and Capital Resources

The Company had cash and equivalents of $121,409 as of September 30, 2010 the Company had, on August 16, 2010, closed a private placement in the form of convertible debentures and warrants which generated gross proceeds to the Company of $400,000 and which has increased the Company’s liquidity on a moving forward basis. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Development Stage Company

During the period ended September 30, 2010, the Company complied with ASC 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

We are a “smaller reporting company” (as defined by Rule 12b-2 of the Exchange Act) and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At the closing of the Acquisition described in Note 1 of the Financial Statements of September 30,2010 , on August 30, 2010, and in consideration for all of the Nanotech Shares purchased in the Acquisition, the Registrant issued 3,381,003 shares of its Common Stock to the Nanotech Shareholders, in reliance on the exemption from registration requirements of the Securities Act provided under Regulation D promulgated thereunder (“Regulation D”).The shares of Common Stock issued to the Nanotech Shareholders are ```` securities, as such term is defined pursuant to Rule 144 under the Securities Act and are subject to Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4.

This Item is not applicable.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and
10.2	Licensing Agreement between Nanotech Industries International Inc and Nanotech Industries Inc. dated July 12, (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4) Incororated as reference to the Current Report on Form 8-K filed with the SEC on August 30,2010

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2010	EPOD SOLAR INC.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)