Form 10-K
period 2010-12-31
EPOD Solar Inc.
filed 2011-04-15
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED December 31, 2010

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-53459

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

Common Stock, $ 0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,929,655 based on the closing price of $ 1.70 for the common stock on April 7, 2011.

Number of shares outstanding of the registrant's class of common stock, as of April 7 , 2011 was 5,332,003.

The Company recorded revenues of nil for its most recent fiscal year ended December 31, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, contained in this Annual Report constitute forward-looking statements. In some cases you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "anticipate," "predict," "project," "potential," or the negative of these terms and similar expressions intended to identify forward-looking statements.

Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. We have identified in this Annual Report some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. As you read this prospectus, you should understand that these statements are not guarantees of performance or results. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, those described under the heading "Description of Business and Risk Factors" under Item 1, as well as the following:

Epod Solar Inc.’s anticipated cash needs and Epod Solar Inc.’s estimates regarding its capital expenditures, as well as its capital requirements and need for additional financing;

Epod Solar Inc.’s ability to maintain its production capacity, staff complement and manufacturing performance in a cost-effective way;

Epod Solar Inc.’s ability to identify and retain personnel for the continued manufacturing and sale of the Nanotech Products;

Epod Solar Inc.’s ability to successfully commercialize its products including the Green Polyurethane™ products and to develop and commercialize new products and services;

Epod Solar Inc.’s ability to maintain current strategic relationships and develop relationships with new strategic partners;

Epod Solar Inc.’s ability to maintain its relationship with its current manufacturing partners;

Epod Solar Inc.’s ability to maintain its rights pursuant to the Licensing Agreement:

Epod Solar Inc.’s competitive position and its expectations regarding competition from other paint manufacturers and suppliers; and

Anticipated trends and challenges in Epod Solar Inc.’s business and the markets in which Epod Solar Inc. operates.

PART I

ITEM 1. DESCRIPTION OF OUR BUSINESS

Our Business

On January 31, 2010, EPOD Solar Inc. (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with Nanotech Industries Inc. , a Delaware corporation located in Daly City, California (“NTI”), whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of NTI (“NTI Shares”) from the holders of the NTI Shares (“NTI Shareholders”). On August 18, 2010, EPOD Solar Inc. (the “Company”) announced by press release the termination, effective as of August 16, 2010, of the SPA. Also on August 18, 2010, EPOD Solar Inc. (“EPOD”, the “Company” or the “Registrant”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Nanotech Industries International Inc., a Nevada corporation located in Daly City, California (“Nanotech”) , whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of Nanotech (“Nanotech Shares”) from the holders of the Nanotech Shares (“Nanotech Shareholders”). In consideration for the purchase of the Nanotech Shares from the Nanotech Shareholders (the “ Nanotech Acquisition”), the Company agreed to issue an aggregate amount of 3,381,003 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), to the Nanotech Shareholders. In addition, certain shareholders of the Company agreed to have 1,028,000 of their shares cancelled as part of the transaction. This transaction was closed on August 30, 2010.

As the result of the closing of the Acquisition described above, the Company has succeeded to the business of Nanotech and has purchased all of the outstanding shares of capital stock of Nanotech. As a result, the Registrant’s business going forward will consist of the manufacturing and sale of alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™. The products manufactured and sold by Nanotech (“Nanotech Products”) include coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder). Nanotech was granted the right to manufacture and sell the Nanotech Products pursuant to an agreement (“Licensing Agreement”) entered into between Nanotech and NTI (Nanotech Industries Inc.) the holder of the proprietary rights to the license and intellectual property required for the manufacturing of the Nanotech Products. The Nanotech Products will target the coatings, adhesives, sealants and elastomers (“C.A.S.E.”) market in North America, with options to sell in Europe, South America and Asia, pursuant to the terms of the Licensing Agreement. (See “ Incorporation ad Business of Nanotech” below)

The Registrant intends to pursue the business of Nanotech and assume and execute Nanotech's business plan as its sole business. See description of business below. Subject to completion of all required regulatory filings, the Registrant also intends to take such steps as may be necessary, to appoint the senior management of Nanotech to the board of the Registrant.

Incorporation and Business of Nanotech

Nanotech was incorporated under the laws of the State of Nevada on July 8, 2010. On July 12, 2010, Nanotech entered into the Licensing Agreement for the Manufacturing and Sale of the Nanotech Products, alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™, including coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder). The Nanotech Products will be sold to the C.A.S.E. market in North America, with options to sell in Europe, South America and Asia pursuant to the terms of the Licensing Agreement.

Licensing Agreement

On July 12, 2010, Nanotech and NTI entered into the Licensing Agreement. The terms of the Licensing Agreement are as follows:

(i)

Nanotech shall be granted Manufacturing and Sale rights (“Licensing Rights”) for the Nanotech Products on an exclusive basis for a 36-month period (“Exclusivity Period”) for the territory of North America (“North America Licensing Rights”). In consideration for the North America Licensing Rights, Nanotech will pay NTI a one-time licensing fee of $500,000 and a royalty of 5% of gross sales.

(ii)

Within the Exclusivity Period, Nanotech shall have the option (“American- European Option”) to be granted perpetual and exclusive Licensing Rights for all of North America, South America and Europe (“Perpetual American-European Licensing Rights”). Should Nanotech wish to exercise the American-European Option for the Perpetual American-European Licensing Rights, Nanotech shall issue to NTI an aggregate number of shares of common stock which shall give NTI, immediately upon such issuance of shares, a 52.5% ownership stake in Nanotech.

(iii)

Should Nanotech exercise the American-European Option within the Exclusivity Period, Nanotech shall have the option to be granted perpetual and exclusive Licensing Rights for all of Asia (“Asia Option”). Should Nanotech wish to exercise the Asia Option, Nanotech shall issue to NTI an aggregate number of shares of common stock which shall give NTI, immediately upon such issuance of shares, an additional 10% ownership stake in Nanotech.

Further information concerning the historical business of Nanotech, the business acquired by the Company in the Acquisition, is set forth below.

Overview

Nanotech, a wholly owned subsidiary of the Company, is a development company, has only just begun to implement its business plan. The likelihood of success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. The Company's long-term viability, profitability and growth will depend upon successful commercialization of the Nanotech Products and the development and commercialization of new products and services relative to its business plan. As a development stage company, the Company has little or no relevant operating history upon which an evaluation of its performance can be made. Such performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products, services and markets.

Business Model

Nanotech’s business model is based on targeting large distributors and multiple client bases. Nanotech intends to focus within the C.A.S.E. segment specifically for large industrial and commercial coatings applications where Green Polyurethane™ has a natural competitive advantage over other polyurethane ("PU") and epoxy coatings due to its superior chemical resistance and environmentally safe properties with reduced health risks. Some of the target markets include:

  Industrial and commercial buildings
  Civil applications for tunnels and bridges
  Private and public garages
  Chemical and food processing plants
  Warehouses
  Monolithic floorings for civil, industrial and military engineering
  Marine and Aeronautic applications
  Industrial equipment for dairy and liquid fertilizer processing plants and delivery systems
  Military facilities and equipment
  Protective coatings inside industrial and commercial pipes

In addition to the above, Nanotech’s business plan includes plans to:

  Increase the number of contractors and applicators contacted
  Contact paint formulators and offer Green Polyurethane® Binder for their proprietary formulations
  Establish distribution channels utilizing existing distribution hubs

Competitive Strengths

Nanotech believes that its competitive strengths include the following:

Product Advantage. Green Polyurethane™ is the first ever chemical platform based on modified hybrid PU that is produced using pending patented proprietary methods which completely eliminate the use of toxic isocyanates resulting in a substitute for conventional PU. This results in a product that is significantly less toxic than conventional PU and which has superior properties.

In addition to its reduced health and environmental hazards, Green Polyurethane™ technology presents significant competitive advantages to the properties of conventional PU including:

  Less or no porosity
  Increased hydrolytic stability
  30 – 50% increased resistance to chemical degradation
  3 – 4 times less permeability
  Excellent adhesiveness
  Safe & easy synthesis, ease of handling in moist environments
  Increased number of applications
  Solvent free compounds for flooring applications

Tested Product and Technology. The Green Polyurethane™ technology has been tested, is proven, is commercial ready and currently in use. The Green Polyurethane™ technology has undergone rigorous testing by the Polymer Institute, GmbH, a well-recognized analytical firm for qualifying materials for use in the flooring industry.

Testing by the Polymer Institute confirmed Green Polyurethane’s™ claims in regard to its structural and chemical properties and its suitability for use in the flooring industry. In addition, floor coating samples were rigorously tested and were found to perform successfully in accordance with The American Society for Testing and Materials.

Cost Savings. Nanotech can offer substantial savings to clients in the flooring installation industry due to the unique combination of multiple properties in one coating of Green Polyurethane™ paint. Typically, concrete floors are painted using a primer, base and topcoat, resulting in the need for three different types of coatings for one application, which can be time consuming and costly. By using the Green Polyurethane™ formulation, however, the number of layers can be reduced to one or two, as Green Polyurethane™ does not require a primer, has excellent stand alone adhesion and, in most cases, would not require a top coat due to its excellent mechanical properties.

Management Team. Nanotech’s management team possesses a diverse set of industry skills and operating experience and a record of success in the scientific R&D, nanotechnology, management, marketing, sales and finance industries.

Growth Strategy

Nanotech believes that the overall market for green products in general and paint coatings in particular is steadily growing and that Nanotech is well-positioned to benefit from this growth. Nanotech’s objective is to become a significant manufacturer and distributor of Green Polyurethane® Binder and Green Polyurethane® Monolithic Floor Coating within this potentially expanding market.

Nanotech plans to achieve its objective by pursuing the following strategies:

Increase Target Market and Sales Strategy. Nanotech’s focus is within the C.A.S.E. segment specifically for large industrial and commercial coatings applications where Green Polyurethane™ has a natural competitive advantage over other PU and epoxy coatings due to its superior chemical resistance and environmentally safe properties with reduced health risks.

The $3.5 billion EU polyurethane coatings market is of particular interest because of the high demand and the overhaul of the EU’s chemical regulatory system. REACH (Registration, Evaluation & Authorization and Restriction of Chemicals) regulations were drafted in 1998 and finally adopted and put into force in June 2007. A major shift in this system will be placing a greater burden of proof on the industry that chemicals are safe. Substances of very high concern must be authorized under REACH and their use may be subject to restrictions. Isocyanates used in making PU are highly toxic and require expensive worker safety and handling procedures. A general movement towards greener products combined with the REACH regulations has accelerated projected growth in the total EU market for less toxic alternatives.

In addition to the above, Nanotech plans to:

  Increase the number of contractors and applicators contacted
  Contact paint formulators and offer Green Polyurethane® Binder for their proprietary formulations
  Establish distribution channels utilizing existing distribution hubs

Nanotech intends to work with GBK, a global regulatory compliance consultancy firm, first in the EU marketplace and then in other markets to educate targeted government agencies responsible for setting standards for hazardous chemicals used in coatings.

Educating Regulatory Authorities. Nanotech intends to educate regulatory agencies of the existence of an alternative to hazardous isocyanate-based polyurethane. The US Environmental Protection Agency (EPA) has shown strong interest in Green Polyurethane™ and has supported the efforts to manufacture and distribute Green Polyurethane™ products in the US and have suggested linking the Green Polyurethane™ technology to the EPA’s new website for spray polyurethane foam.

Maintain and Increase Cost and Operational Advantages. Nanotech’s strategy is to avoid large capital investments in manufacturing and instead rent facilities and equipment from its strategic partners. Management estimates that the Company can outsource the manufacture of up to 20,000 tons per year.

Subsidiaries

Nanotech Industries International Inc. (“Nanotech”) is a wholly owned subsidiary of Epod Solar Inc. (“the Company”) and is the source of the Company’s operations.

Legislation and Government Incentives

Current global trends toward more environmentally sound products and new legislative restrictions on the use of hazardous materials and their chemical by-products pose formidable obstacles to PU manufacturers. The European Union (EU) has already begun to take action against isocyanates by passing recent legislation that banned the addition of any new manufacturing capacities of isocyanates. Governmental health agencies and workers unions throughout Europe are beginning to actively speak out against the dangers of isocyanates in the workplace in order to protect and lobby for worker’s safety. On September 2007 the president of FATIPEC (Federation of the Paints, Varnishes, Lacquers and Printing Inks Industries Technologists' Associations of Continental Europe) along with the Oil & Color Chemists' Association reported that new EU safety regulations have been put into place which include a tenfold lowering of the concentration limits of isocyanates in all paints. These new regulations will afford Nanotech the opportunity to gain new ground.

Manufacturing

Overview

Nanotech, intends to establish full commercial-scale manufacturing for both of its products at Adhpro Adhesives in Magog, Quebec and Simpson Coatings in California through non-exclusive toll manufacturing agreements.

Nanotech’s strategy is to avoid large capital investments in manufacturing and to outsource the manufacturing of the Nanotech Products to third-party manufacturers. At current capacity, the Company can manufacture 20,000 tons per year.

Third Party Manufacturing Partners

Adhpro Adhesives Inc.

Adhpro is an industrial premium quality adhesives manufacturer based out of Magog, Quebec Canada. Adhpro’s products are manufactured from the highest quality raw material to meet customer’s exact needs. Established since 1990, Adhpro is a young company that is expanding its skills from coast to coast.

Simpson Coatings Group Inc.

Simpson Coatings Group Inc. is a manufacturer of a wide variety of paints and lacquers for over fifty years based out of San Francisco, California. Simpson Coatings is a leader and respected principal in nearly every major coating paint category and a broadening list of specification products selling to firms of every description. The company is also a member of the National Paint and Coatings Association, Inc., and through this membership is kept current with all the latest specifications and their amendments.

Due to its long history, qualifications and production capacity Simpson Coatings is positioned as the primary source of production for the United States and its president is a Board member of Nanotech.

Research and Development

Nanotech does not foresee spending any capital on research and development. Nanotech has a renewable Licensing Agreement with NTI to sell the Green Polyurethane® Binder and Green Polyurethane® Monolithic Floor Coating. Any and all research and development for the Nanotech Products is conducted by NTI .

Intellectual Property Protection

Several formulations of Green Polyurethane™ technology are patent and know-how protected through control of the manufacturing process. The underlying patents of Green Polyurethane™ (often referred to as HNIPU or NIPU) have been filed with the U.S Registrar of Patents and are held by NTI.

Name of Patent	Filed in USA (No. & Date)
Liquid oligomer composition containing hydroxylamine adducts and method of manufacturing thereof	12/315,580 04/12/2008
Nanostructured Hybrid Oligomer Composition	12/381,626 03/13/2009
Epoxy-Amine Composition Modified with Hydroxyalkyl Urethane	12/383,589 03/26/2009

In addition, with respect to proprietary knowledge that is not patentable and processes for which patents are difficult to enforce, Nanotech relies on trade secret protection and confidentiality agreements to safeguard its interests. Many elements of the manufacturing process used by Nanotech may involve proprietary knowledge, technology or data that is not covered by patents or patent applications, including technical processes, equipment designs, algorithms and procedures.

Facilities and Employees

Epod Solar Inc.’s principal office is located in Daly City, California, U.S.A.

As of December 31, 2010, Epod Solar Inc. had 3 employees.

Competition

To date, the Company is unaware of any “true green” alternative to toxic PU and as such does not have any direct competition. However, it still must compete against major companies manufacturing and supplying toxic PU based paints and coatings. Large members of this market are BASF, Bayer Material Science, Dow Chemical, Huntsman, & Sika AG. The Company’s products, however, offer these competitors a cost effective and attractive green alternative to their existing coating formulations.

Enviromental Matters

Epod Solar Inc.is not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving its current operations.

Description of the Industry

The Global Polyurethane Market

According to 2005 industry estimates by IAL Consultants, the global PU market is a $30-35 billion industry with approximately 30.3 million tonnes of total production. North America currently dominates production with 8.2 million tonnes; Eastern Europe has 1.3 million tonnes of production; while the Middle East and Africa currently produce 1.7 million tonnes. IAL Consultants predict that China will overtake the U.S. in production by 2010. Growing from its current production of 6.4 million tonnes, China is likely to become the world leader in PU production as well as a significant consumer of PU based consumer goods.

The Company estimates that 80% of the world market for PU based applications is a potential market for Green Polyurethane™ materials, in the form of PU based foam products, excluding certain foams produced at very low cost for furniture. Green Polyurethane™ could also replace up to 20% of the high-end epoxy flooring/coating market.

According to the Center for the Polyurethanes, the industry is generally broken up into the following segments:

Flexible Foam – used in bedding, furniture, automotive interiors, carpet underlay and packaging

Rigid Foam – energy-efficient and versatile insulation, which results in cutting fuel and construction costs while making commercial and residential properties safer, better utilized and more comfortable

Thermoplastic Polyurethane (TPU) – highly elastic, flexible and resistant to abrasion, impact and weather. TPU's can be colored or fabricated in a wide variety of methods, and their use increases a product's overall durability

Coatings, Adhesives, Sealants and Elastomers – coatings make a product more esthetic and durable; adhesives provide strong bonding advantages; sealants provide tighter seals; elastomers can be molded into almost any shape, are lighter than metal, offer superior stress recovery and can be resistant to many environmental factors

The World Coatings Market

According to the research company, Datamonitor, the global paints and coatings market generated total revenues of $71.7 billion in 2006 at a compound annual growth rate (CAGR) of 4.5% for the five year period 2002-2006 and is projected to accelerate, with an anticipated CAGR of 5.2% for the five-year period 2006-2011, reaching an expected market value of $92.5 billion by the end of 2011.

Market consumption volumes increased with a CAGR of 2.6% from 2002-2006 to reach a total of 29.4 million tonnes. Market volume is expected to rise to 35.5 million tonnes by the end of 2011, representing a CAGR of 3.9% for the period of 2006-2011. Higher percentage value gains over volume gains are the result of increasing improvements in the technology of paint formulation and delivery systems which have reduced wastage. In addition, average prices have been steadily increasing due to stronger prospects for higher quality, environmentally friendlier products such as powder-based and rad-cure coatings.

The Company’s current target market is the Industrial and Specialty Coatings segments, which represent a combined 54.1% of the total global PU coatings market or in value terms $38.8 billion.

ITEM 1A. RISK FACTORS

Risks Related to Our Business, Products and the Green Polyurethane Industry

Risks Related to Epod Solar Inc.’s Business Operations

We have a limited operating history.

Nanotech was incorporated on July 8, 2010 and has limited or no operating history. As such historical operating results may not provide a meaningful basis for evaluating the business, financial performance and prospects. You should consider the Company’s business, operations and prospects in light of the risks, expenses and challenges faced as an early-stage company.

Our business, and therefore our results of operations and financial condition, may be adversely affected by the current disruption in the global credit markets and instability of financial systems.

The recent disruption in the global credit markets, the re-pricing of credit risk and the deterioration of the financial and real estate markets generally, particularly in the U.S. and Europe, have all contributed to a reduction in consumer spending and a decline in the overall U.S. and world economy. Although the recent disruptions were initially in the housing, financial and insurance sectors, this deterioration has further expanded to the general economy and various sectors. Tight credit, increased unemployment and reduced consumer confidence have had negative effects on demand in the consumer market and consequently for our product and service offerings. In addition, some economists are predicting that the U.S. economy, and possibly the global economy, has entered into a prolonged recession or even a depression as a result of the foregoing factors. Such a prolonged downturn in the U.S. or global economy could have a material adverse effect on our business in a number of ways, including lower product demand and lower sales, which could have a material adverse effect on our liquidity, results of operations and financial condition.

The intellectual property used by the Company has limited protection.

The process of seeking patent, industrial design and trademark protection can be time consuming and expensive and there can be no assurance that patents, industrial design registrations or trademark registrations will issue from future applications or that the existing intellectual property rights used by the Company or any new patents, industrial design registrations or trademark registrations that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage. There can be no assurance that any pending or future patent, industrial design or trademark applications will be granted in respect of the technology used by The Company or that any existing, pending or future patents, industrial design registrations or trademark registrations will not be challenged, invalidated, ignored, circumvented or otherwise rendered unenforceable.

The Company’s future success depends on its ability to increase its client base and distribution channels

We will initially sell the Company Products primarily to end-users within North America. If we are unable to successfully increase our client base and expand our distribution channels, our revenues and future prospects may be materially harmed. As we seek to grow our sales by entering new markets, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with manufacturers and distributors. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets at all or in accordance with our current plans. Our ability to enter into and maintain relationships with resellers will be influenced by factors beyond our control, including the relationships between these resellers and our competitors and market acceptance of our products.

Our dependence on third party manufacturers for the manufacturing of all the Company Products could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.

We obtain all of the the Company Products using third party manufacturers and assemblers and using materials and components procured from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required time frames which may, in turn, result in order cancellations and loss of market share. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products or increase their component costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us.

Highly Competitive Industry

Many of the companies with which the Company will compete have significantly greater financial and other resources than the Company. Additionally, other companies which at present are not in competition with the Company may also enter into this industry, thereby directly competing with the Company.

Uncertain Acceptance and Maintenance Of Company Brand

The Company believes that the establishment and maintenance of a brand identified with the Company’s services is critical to attracting and expanding its customer base. While the Company is confident that its services and brand name(s) will provide an excellent foundation for developing brand awareness, no assurance can be given that such branding efforts will be successful. Promotion of brand awareness among users will depend, among other things, on the Company’s success in its marketing efforts and the usability of its services, none of which can be assured.

Significant Growth Places a Strain on Resources

If the Company is unable to manage growth effectively, business could be adversely affected. The Company expects to experience significant growth, both internally and through possible acquisitions and partnerships. This anticipated future growth may place a significant strain on its resources. As part of this growth, the Company will need to expand on its operational and financial systems, procedures and controls.

The Company may require additional capital in the future and no assurance can be given that such capital will be available at all or available on acceptable terms.

The Company does not currently generate sufficient revenue from operations to cover operating expenses and is not profitable. If the Company is not able to significantly increase operating revenue and achieve profitability, it may require additional equity or other means of debt financing to maintain business operations, fund expansions or complete strategic acquisitions. There can be no assurances that The Company will be able to obtain additional financial resources on favorable commercial terms or at all. Failure to obtain such financial resources could affect plans for sustainability and growth, or result in the Company being unable to satisfy obligations as they become due, either of which could have a material adverse effect on the Company’s business and financial condition.

The Company has no history of significant profit and no assured foreseeable earnings.

The Company has no history of significant profit. The Company expects to continue to incur losses in the very near future, and there can be no assurance that it will ever be profitable as it expects operating expenses to increase as its client base and distribution channels are expanded. The Company’s ability to reach and sustain profitability depends on a number of factors including, but not limited to, the availability of financing and the continued availability of third party manufacturers.

The Company’s business depends substantially on the continuing efforts of its executive officers, and its business may be severely disrupted if the Company loses their services. In addition, if the Company is unable to attract, train and retain technical personnel, the Company’s business may be materially and adversely affected.

The Company’s future success depends substantially on the continued services of its executive officers. If one or more of the Company’s executive officers are unable or unwilling to continue being employed by us, the Company may not be able to replace them readily, if at all. Therefore, the Company’s business may be severely disrupted, and it may incur additional expenses to recruit and retain new officers.

Recruiting and retaining capable personnel is vital to the Company ’s success. If the Company is unable to retain and attract qualified employees, the Company’s business may be materially and adversely affected.

Our ability to increase market share and sales depends on our ability to successfully expand our distribution channels.

We will sell the Company Products to companies within North America. If we are unable to successfully expand our distribution channels and client base significantly, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering existing and new markets in some of which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans.

Risks Related to the Common Stock

The Company may conduct further offerings in the future, in which case your shareholdings will be diluted.

Since inception, both the Registrant and the Company have relied on equity sales of Common Stock and issuances of convertible debt and warrants convertible or exercisable into shares of Common Stock to fund operations. The Registrant may conduct further equity and/or convertible debt offerings in the future to finance current projects or to finance subsequent projects that it decides to undertake. If Common Stock is issued in return for additional funds, or upon conversion or exercise of outstanding convertible debentures or warrants, the price per share could be lower than that paid by existing common stockholders. The Registrant anticipates continuing to rely on equity sales of Common Stock and issuances of convertible debt and/or warrants convertible or exercisable into shares of Common Stock in order to fund its business operations. If the Registrant issues additional shares of Common Stock, your percentage interest in the Registrant will be lower. This condition, often referred to as “dilution”, could result in a reduction in the per share value of your shares of Common Stock.

The Company may exercise its American-European Option and additionally its Asia Option in the Licensing Agreement which will result in your shareholdings being significantly diluted.

Should the Company exercise the American-European Option or also exercise the Asia Option, (as defined in the Licensing Agreement), this will result in a significant issuance of Common Stock in return for Perpetual Licensing Rights (as defined in the Licensing Agreement). This share issuance will also result in a change of control and NTI will own 52.5% of the Company’s outstanding Common Stock in return for the exercise of the American-European Option (and an additional 10% of the Company’s outstanding Common Stock in the event the Company also exercises the Asia Option). As a result, NTI will have substantial influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of the assets. The interests of NTI could conflict with or differ from your interests as a holder of common shares. For example, the concentration of ownership held by NTI could delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination which you may view favorably.

The Registrant does not anticipate paying dividends in the future.

The Registrant’s current policy is to retain earnings to finance the development of new lines of products and to otherwise reinvest in our business. Therefore, the Registrant does not anticipate paying cash dividends in the foreseeable future. The Registrant’s dividend policy will be reviewed from time to time by the Board of Directors in the context of its earnings, financial condition and other relevant factors. Until the Registrant pays dividends, which it may never do, its shareholders will not be able to receive a return on shares of Common Stock unless they sell them.

ITEM 2. DESCRIPTION OF PROPERTY

Description of Property

We do not own any real property or any rights to acquire any real property. Our head office is located at 950 John Daly Blvd. Suite 260,Daly City, CA 94015 . The lease is on a month to month basis, at $3,750 per month.

ITEM 3. LEGAL PROCEEDINGS

Litigation

There are no pending legal proceedings to which the Company is a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted, through solicitation of proxies or otherwise, to a vote of our stockholders during the fourth quarter of the Company’s fiscal year ended December 31, 2010.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is quoted on the OTC Bulletin Board. Our shares were first traded on the OTC Bulletin Board on July 10, 2009 under the name “Allora Minerals, Inc.”, (OTCBB: ALRL). On August 12, 2009, the change of the Registrant’s name to EPOD Solar Inc. was approved by the NASD, and we were issued the new trading symbol “EPDS”.

The following table indicates the high and low bid prices of our common stock obtained during the periods indicated:

	For the period ended		For the period ended
	December 31,2010		December 31,2009
	High	Low	High	Low

First Quarter	$0.06	$0.01	NA	NA
Second Quarter	$0.17	$0.01	NA	NA
Third Quarter	$1.88	$0.13	$16.25	$0.60
Fourth Quarter	$1.65	$1.00	$1.45	$0.20

The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

The number of holders of record of our shares of our common stock, as of December 31, 2010 was 210.

Penny Stock Rules

The United States Securities and Exchange Commission (“SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system; provided, that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation.

The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser; and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock and therefore stockholders may have difficulty selling those securities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Sale of Unregistered Securities

On August 30, 2010 (the "Closing Date") the Company closed on the acquisition from Nanotech, a corporation formed pursuant to the laws of Nevada of all of the issued and outstanding shares of capital stock of Nanotech held by the holders of the Nanotech Shares . The purchase price for the Nanotech Acquisition consisted of 3,381,003 shares of common stock, $0.001 par value per share of the Registrant, issued to Nanotech Shareholders. In addition, certain shareholders of the Company agreed to have 1,028,000 of their shares cancelled as part of the transaction.

ITEM 6-SELECTED FINANCIAL DATA

We are a “smaller reporting company” (as defined by Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis (“MD&A”) is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company's operations and financial position. Some sections of this MD&A contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. The Company's actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports filed by the Company with the SEC. See “Risk Factors” and “Special Note Regarding Forward Looking Statements”.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

Basis of Presentation

This MD&A on the Company's operating results and cash flows for the fiscal year ended December 31, 2010 as well as its financial position at December 31, 2010, should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Company Overview

Headquartered in Daly City, CA , Epod Solar Inc.’s (“Epod” ) core business is that of it’s wholly-owned subsidiary, Nanotech Industries International Inc. (‘Nanotech”). This business is the manufacturing and sale of alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™. The products manufactured and sold by Nanotech (“Nanotech Products”) include coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder). Nanotech was granted the right to manufacture and sell the Nanotech Products pursuant to an agreement (“Licensing Agreement”) entered into between Nanortech and NTI (Nanotech Industries Inc.) the holder of the proprietary rights to the license and intellectual property required for the manufacturing of the Nanotech Products. The Nanotech Products will target the coatings, adhesives, sealants and elastomers (“C.A.S.E.”) market in North America, with options to sell in Europe, South America and Asia, pursuant to the terms of the Licensing Agreement. (see Note 3 to consolidated financial statements and Item 1 –Description of Business) .

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2010, the Company had no off-balance sheet arrangements.

Summary of Critical Accounting Estimates

Development Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” in its characterization of the Company as an development stage enterprise.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $4,062,486 since inception. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow

Operating Results for the Fiscal Year Ended December 31,2010

Results of Operations

We have had no operating revenues for the period from our inception on July 8, 2010 through our fiscal year ended December 31, 2010. Our activities to date have been financed from the proceeds of share subscriptions and from loans from related and other parties and trade payables.

For the period from inception on July 8, 2010 through our fiscal year ended December 31, 2010, we incurred total expenses of $4,062,486 including non-cash charges of $3,369,634 from stock-based compensation, intangible asset amortization of $77,957, other general and administrative expenses of $420,152 and interest expense of $194,743.

Liquidity and Capital resources

We had cash balances of $3,194 at December 31, 2010. We do not have enough cash on hand to commence operations.

From our inception we raised $25,000 through an exercise of warrants at $0.40 per share for 62,500 shares. We issued 100,000 shares for fair value services rendered with respect to media relations of $135,000 in the fourth quarter of 2010. We issued Senior Secured Convertible Debentures for $400,000 on August 16, 2010. We raised an additional $75,000 and $72,600 from short-term loans in the 4th quarter of 2010

In March 2011, the Company offered $1,000,000 in Convertible Debentures, with an individual face value of $5,000, a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. Each debenture shall be convertible (using a conversion factor of 1.4) into 3,571 Units of the Company where each Unit (at a price of $1.40 per Unit), comprises of 1 share of common stock at and one half a stock purchase warrant of the Company with an exercise price of $2.00 and a maturity of 36 months. Warrants are exercisable at the option of the holder at any time prior to maturity. The Debentures shall carry an anti-dilution provision if the total outstanding shares exceed 9,250,000 shares and shall close on or about April 30, 2011. As of April 8, 2011 the company has received proceeds of $359,562 related to these Convertible Debentures.

Principal Cash Flows for the Fiscal Year Ended December 31, 2010

Operating activities used cash flows of $364,471. Net change in operating assets and liabilities generated cash flows of $72,556. This increase in use of cash relates primarily to the net loss incurred during 2010 after adjusting for non-cash expenses.

Financing activities provided cash flows of $367,665, primarily as a result of receipt of funds for the issuance of $400,000 in Senior Secured Convertible Debentures. In addition, the Company repaid $206,810 of the Note Payable - Related party, issued loans payable for a total of $149,475 and received proceeds from the exercise of 62,500 warrants of $25,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Convertible Debt

The fair market value of our 10% senior secured convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Epod Solar Inc.

Consolidated Financial Statements
December 31, 2010

Epod Solar Inc.

Consolidated Financial Statements
December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Epod Solar Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Epod Solar Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period from July 8, 2010 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the period from July 8, 2010 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP
Houston, Texas
April 12, 2011

Epod Solar Inc.

(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2010

ASSETS
Current assets
Cash	$3,194
Total current assets	3,194
Intangible asset, net of accumulated amortization of $77,957	422,043
TOTAL ASSETS	$425,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$72,556
Loans payable – related party	72,600
Loan payable, net of unamortized premium of $5,625	76,875
Note payable – related party	293,190
Total current liabilities	515,221

Senior Secured Convertible Debentures, net of unamortized discount of $222,132	177,868

Total liabilities	693,089

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized, 5,302,003 shares issued and outstanding at December 31, 2010	5,302
Additional paid in capital	3,789,332
Deficit accumulated during development stage	(4,062,486)

Total stockholders’ deficit	(267,852)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$425,237

The accompanying notes are an integral part of these financial statements

Epod Solar Inc.
(A Development Stage Company)
Consolidated Statement of Operations
For the Period July 8, 2010 (Inception) through December 31, 2010

Revenues	$-
General and administrative expenses	3,789,786
Interest expense	194,743
Amortization of intangible asset	77,957
Total expenses	4,062,486
Net loss	$(4,062,486)
Basic and diluted net loss per share	$(0.87)
Basic and diluted weighted average shares	4,695,111

The accompanying notes are an integral part of these financial statements

Epod Solar Inc.
(A Development Stage Company)
Consolidated Statement of Stockholder’s Deficit
For the Period July 8, 2010 (Inception) through December 31, 2010

				Deficit
				Accumulated
				During the
	Common		Additional	Development
	Shares	Amount	Paid-in Capital	Stage	Total

Balance , July 8,2010	-	$-	$-	$-	$-
Issuance of Founders' shares for services rendered	3,381,003	3,381	334,719		338,100
Fair value of warrants granted on July 8- re-valued on August 30	-	-	2,047,471	-	2,047,471
Fair value of warrants granted on July 14- re-valued on August 30	-	-	849,063	-	849,063
Recapitalization from reverse acquisition	1,821,000	1,821	(1,821)	-	-
Issuance of shares for services rendered	100,000	100	134,900	-	135,000
Beneficial conversion feature on Senior Secured Convertible Debenture	-	-	126,607	-	126,607
Valuation of warrants issued	-	-	273,393	-	273,393
Exercise of warrants for cash on July 30,2010 - 62,500 shares at $0.40 per share	-	-	25,000	-	25,000
Net loss during the development stage	-	-	-	(4,062,486)	(4,062,486)
Balance, December 31, 2010	5,302,003	$5,302	$3,789,332	$(4,062,486)	$(267,852)

The accompanying notes are an integral part of these financial statements

Epod Solar Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Period July 8, 2010 (Inception) Through December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,062,486)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,369,634
Amortization of discount	51,261
Amortization of intangible asset	77,957
Interest expense on beneficial conversion feature related to Senior Secured Conv. Deb.	126,607
Change in operating assets and liabilities
Accounts payable	72,556
Net cash used in operating activities	(364,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Secured Convertible Debenture	400,000
Proceeds from exercise of warrants	25,000
Proceeds from loan payable	76,875
Proceeds from loan payable -related party	72,600
Repayments of note payable	(206,810)
Net cash provided by financing activities	367,665

INCREASE IN CASH	3,194

CASH, BEGINNING	-
CASH, ENDING	$3,194

Supplemental cash flow information
Interest paid	$-
Income taxes paid	$-

Non-cash transactions
Acquisition of intangible asset through issuance of note payable	$500,000
Discount arising from warrants attached to issuance of SSCD	$273,393

The accompanying notes are an integral part of these financial statements

Epod Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN

Epod Solar Inc. (the “Company”, “EPOD”) was incorporated in the State of Nevada on July 8, 2010 and is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

On August 30, 2010 (the "Closing Date") EPOD closed on the acquisition from Nanotech Industries International Inc. ("Nanotech"), a corporation formed pursuant to the laws of Nevada on July 8, 2010, of all of the issued and outstanding shares of capital stock of Nanotech (""Nanotech Shares") held by the holders of the Nanotech Shares ("Nanotech Shareholders") (the "Acquisition"). The purchase price for the Acquisition consisted of 3,381,003 shares of common stock, $0.001 par value per share (the " EPOD Common Stock") of the Registrant, issued to Nanotech Shareholders. Nanotech is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of Nanotech. As a result of such acquisition, our operations are now focused on the manufacturing and sale of Green Polyurethane™, including Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder, an alternative non-toxic (isocyanate-free) polyurethane.

At December 31, 2010, the Company’s business operations had not been fully developed and its revenues had not reached a sufficient level to sustain ongoing operating costs. As a result, the Company is classified as a development stage company. The Company also remains highly dependent upon funding from non-operational sources.

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $4,062,486 since inception. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s fiscal year end is December 31. The financial statements do not present an audited balance sheet for comparative purposes, as Nanotech Industries International, the accounting acquirer of the reverse-merger (see note 1), was formed on July 8, 2010.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nanotech. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Intangible Asset: - The intangible is comprised of intellectual property which is amortized on a straight-line basis over 36 months.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

NOTE 3 - FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments.
The disclosure excludes leases.

	December 31,2010

	Carrying Value	Estimated Fair Value
Financial assets
Cash	$3,194	$3,194
Financial liabilities
Accounts payable and accrued liabilities	72,556	72,556
Loan payable	76,875	76,875
Loan payable–related party	72,600	72,600
Note payable –related party	293,190	293,190
Senior Secured Convertible debentures	177,868	400,000

NOTE 4– INTANGIBLE ASSET

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

As part of the licensing agreement, EPOD agreed to pay Nanotech Industries Inc. a one -time licensing fee of $500,000 and a 5% royalty on sales. The licensing fee must be paid within twelve months of the date of the agreement. The licensing rights were valued by management at $500,000 based on an independent appraisal of the transaction. The capitalized license rights are being amortized over a three year life. The amount of amortization for the period ending December 31, 2010 was $77,957.

Intangibles consist of the following at December 31, 2010:

License	$500,000

Total Intangible asset	500,000
Less: accumulated amortization	77,957
Total intangible asset, net	$422,043

NOTE 5–LOAN PAYABLE

The loan from a non-related party was issued for $75,000 on November 16, 2010 and is repayable on May 16, 2011 with a 10% premium. This $7,500 premium is being amortized over the six month period and accordingly $1,875 in interest has been expensed at December 31, 2010.

NOTE 6 – SENIOR SECURED CONVERTIBLE DEBENTURES

On August 16, 2010 the Company entered into a securities purchase agreement with a third party for the subscription of senior secured convertible debentures (“SSCD”) for an amount of $400,000. The debentures have a maturity of 2 years with a coupon of 10% and convert into shares of common stock of the Company at a price of $0.75 per share. The notes are secured by all assets of the Company. The subscriber also received 533,336 series A warrants with a maturity of 1 year and an exercise price of $1.25 and 133,360 series B warrants with a maturity of 3 years and an exercise price of $1.50. The maturity of the Series A warrants were extended to February 28, 2014 in March 2011. The debentures and series A warrants carry registration rights whereby upon the consummation of the reverse merger with EPOD, the shares underlying the debentures and series A warrants will be registered in an S-1 filing as soon as is practicable. All prices and warrants issued have been adjusted for the post acquisition of EPOD by NTI.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

The unamortized discount of $222,132 is as a result of the relative fair value of the Series A and B warrants attached to the SSCD. The fair value of these was determined to be $273,393 using the assumptions discussed below. Amortization of the debt discount was $51,261 for the period ending December 31, 2010, and is included in interest expense. The discount will be amortized using the effective interest method over the two year term of the debt

A beneficial conversion feature was determined to exist based on the relative fair value of the warrants and the debt ($126,607), and was recognized as interest expense. An additional $15,000 of interest expense has been accrued at 10%.

The fair value of the Series A & B warrants issued with the debentures was determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Series A:

Expected volatility		149.0%
Expected life		1 year
Risk-free interest rate		0.25%
Dividend yield	$	Nil

Series B:

Expected volatility		203.4%
Expected life		3 years
Risk-free interest rate		0.76%
Dividend yield	$	Nil

NOTE 7– STOCKHOLDERS’ DEFICIT

December 31,
2010
Authorized without limit as to number -
75,000,000 common shares authorized, $0.001 par value

Issued -
5,302,003 common shares	$5,302

On August 30, 2010, the Company closed on the acquisition from Nanotech of all of the issued and outstanding shares of capital stock of Nanotech. The purchase price for the acquisition consisted of 3,381,003 shares of common stock, $0.001 par value per share of the Company, issued to Nanotech Shareholders. Also on this date, certain holders of the Company’s Common Stock submitted for cancellation 1,028,000 shares of the Company’s Common Stock held by them. The Company’s stockholders retained 2,849,000 shares of stock in the Company after the merger. The share exchange constituted a reverse merger and a recapitalization of the Company. In conjunction with this reverse merger, the historical accounts of Nanotech become the historical accounts of the Company for accounting purposes.

On July 8, 2010, Nanotech issued to a consultant, to the CEO, to directors and to shareholders of the Company 13,314,285 stock purchase warrants exercisable into common shares at $0.01 per share. These warrants may be exercised in whole or in part at any time and expire on July 8, 2015. On August 30, 2010 following the acquisition of Nanotech by the Company the exercise price and the number of warrants have been altered as the warrants are now to purchase the Company shares. The number of warrants has been reduced to 1,331,428 and the exercise price is now $0.10 per share. As a result, the Company recorded an expense and an adjustment to additional paid-in capital of $2,047,471 during the period ending December 31, 2010, based on the fair value of the warrants on the dates of issuance and modification. There are no registration rights or exercise price adjustments related to these warrants.

On July 14, 2010, Nanotech issued to a consultant 7,500,000 stock purchase warrants exercisable into common shares at $0.04 per share. These warrants may be exercised in whole or in part at any time and expire on March 14, 2011. On August 30, 2010 following the acquisition of Nanotech by the Company the exercise price and the number of warrants have been altered as the warrants are now to purchase the Company shares. The number of warrants has been reduced to 750,000 and the exercise price is now $0.40 per share. After the exercise of warrants as described below, there are 687,500 of these warrants outstanding. As a result, the Company recorded an expense and an adjustment to additional paid-in capital of $849,063 during the period ending December 31, 2010, based on the fair value of the warrants on the dates of issuance and modification.

The fair value of the July 8, 2010 warrants issued, and their August 2010 revaluation was determined by the Black-Scholes-Merton valuation model, using the following assumptions:

		July 2010		August 2010
Expected volatility		111%		104.4%
Expected life		5 years		5 years
Risk-free interest rate		1.7%		1.39%
Dividend yield	$	Nil	$	Nil

The fair value of the July 14, 2010 warrants issued, and their August 2010 revaluation was determined by the Black-Scholes-Merton valuation model, using the following assumptions:

		July 2010		August 2010
Expected volatility		169%		139.1%
Expected life		7 months		7 months
Risk-free interest rate		0.3%		0.18%
Dividend yield	$	Nil	$	Nil

In July 2010, a warrant holder exercised 625,000 warrants, with the Company receiving $25,000 of cash proceeds. The shares have not yet been issued. As the shares will be issued post acquisition, only 62,500 EPOD shares will be issued at a price of $0.40 per share.

On October 19, 2010 the Company issued 100,000 shares with a fair value of $135,000 to a consultant for services rendered.

A summary of the activity in the Company's warrants during the period is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Transactions during the period:
Issued July 8 ,2010	1,331,428	$0.10
Issued July 14 ,2010	750,000	$0.40
Issued August 16, 2010	666,696	$1.30
Exercised	(62,500)	$0.40

Outstanding and exercisable, as at December 31, 2010	2,685,624	$0.47

NOTE 8– RELATED PARTY TRANSACTIONS

During the period ending December 31, 2010, the Company repaid $206,810 of the note payable to the related party described in Note 3. The remaining balance as of December 31, 2010 was $293,190.

A shareholder loaned the Company $72,600 that is non-interest bearing and unsecured, with no specific terms of repayment or collateral.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net effect of:

(a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income taxes reporting purposes, and

(b) net operating loss carryforwards

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

The effective tax rate of the Company is reconciled to statutory tax rates as follows:

	Year ended
	Dec. 31,
	2010

US federal statutory tax rate	34%
Change in US valuation allowance	(34%	)

Effective tax rate	-

Deferred tax assets consist of the following:	Dec. 31,
	2010

Net operating loss carryforward	$1,381,000
Valuation allowance	(1,381,000)

Deferred tax asset	$-

The Company has non-capital losses carried forward of approximately $4,062,000 which expire beginning in 2031. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

NOTE 10– SUBSEQUENT EVENTS

On February 9, 2011 the Company issued 30,000 shares with a fair value of $51,000 to a consultant for services rendered.

On March 14, 2011, the board of directors of EPOD Solar Inc. (the “Company”), authorized the extension of the expiration date of the common stock purchase warrants described below to February 28, 2014. This extension of the expiration date will apply to the following: (i) the 533,336 series A warrants issued to a third party pursuant to the SSCD agreement entered into on August 16, 2010; and (ii) the 687,500 stock purchase issued to a consultant on July 14, 2010.The warrants will be revalued in the first quarter of 2011.

On March 17, 2011, the Company and Nanotech Industries Inc. (“NTI”). entered into an Amendment to the Licensing Agreement (“Amendment Agreement”) previously entered into by and between the Parties on July 12, 2010. The Territory as defined in Section 1 of the Licensing Agreement has been expanded to include the territory of the Customs union of Belorussia, Kazakhstan Republic and Russian Federation (the “Russian Territory”), on an exclusive basis for a period of ten years from the date of the signing of the Amendment Agreement. In exchange for the right to Manufacture and Sell in the Russian Territory, the Company shall pay to NTI an ongoing royalty of 7.5% payable as set out in section 2 (ii) of the Agreement and a one- time royalty fee of $150,000 payable within 12 months of the signing of this amendment. NTI shall grant the Company the right to sub-license it’s right to Manufacture and Sell in the Russian Territory to Nanotop, a Russian Corporation.

In March 2011, the Company offered $1,000,000 in Convertible Debentures, with an individual face value of $5,000, a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. Each debenture shall be convertible (using a conversion factor of 1.4) into 3,571 Units of the Company where each Unit (at a price of $1.40 per Unit) , comprises of 1 share of common stock at and one half a stock purchase warrant of the Company with an exercise price of $2.00 and a maturity of 36 months. Warrants are exercisable at the option of the holder at any time prior to maturity. The Debentures shall carry an anti-dilution provision if the total outstanding shares exceed 9,250,000 shares and shall close on or about April 30, 2011. As of April 8, 2011 the company has received proceeds of $359,562 related to these Convertible Debentures.

During the first quarter of 2011 the Company received the following advances:

-	$30,000 from a corporation owned by a shareholder, which is non-interest bearing and unsecured with no specified terms of repayment.

-	$115,000 in advances from a warrant holder and stockholders, which are non- interest bearing and unsecured with no specified terms of repayment.

On March 2 2011, the company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $50,000 to be repaid by the maturity date of May 2, 2011. The loan has a $3,000 premium payable at a maturity and includes 50,000 warrants with a maturity of 24 months at an exercise price of $1.48. The lender has the option to convert the loan into Convertible Debentures (see above) any time prior to the maturity date but no later than such time as the Company issues Convertible Debentures not less than $900,000 in aggregate.

During the first quarter of 2011 the company repaid $166,000 of the Note Payable –related party. There remains a balance of $127,190.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements included in this annual report have been audited by LBB & Associates Ltd., LLP, Houston, Texas, as set forth in this annual report. There have been no disagreements on accounting and financial disclosure for the year ending December 31, 2010.

ITEM 9A. CONTROLS AND PROCEDURES

Reference is made to the disclosures below under Item 9A(T) Controls and Procedures.

Item 9A(T). Controls And Procedures.

Disclosure Controls

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The address of all Directors and Executive Officers listed above is c/o EPOD Solar Inc., 5 – 215 Neave Road, Kelowna, British Columbia, Canada V1V 2L9.

Directors and Executive Officers .

The current directors and executive officers of the Registrant are as follows:

Name	Age	Position(s)
Joseph Kristul (1)	62	Director, President, Treasurer and Chief Executive Officer
Darin Nellis(1)	41	Secretary
Alex Trossman(1)	61	Director
Michael Matvieshen (2)	49	Director and Chief Executive Officer
Gordon McKenzie (3)	45	Treasurer
Satpal Sidhul (4)	60	President and Secretary

(1) Joseph Kristul and Alex Trossman have been appointed as directors of the Registrant subject to the filing and mailing of a Schedule 14f information statement. They will begin service as directors of the Registrant on the 10th day following the filing and mailing of a Schedule 14f information statement.

(2) On August 30, 2010, Michael Matvieshen resigned as an executive officer of the Registrant and also resigned as a director of the Registrant subject to the filing and mailing of a Schedule 14f information statement.

(3) On August 30, 2010 Gordon McKenzie resigned as Treasurer of the Registrant.

(4) On August 30, 2010 Satpal Sidhu resigned as President and Secretary of the Registrant.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. There is no family relationship between any of our directors or executive officers. As at August 30, 2010, there was no known litigation pending or active against any of our directors or executive officers. None of our directors or executive officers has served as a general partner or executive officer of any company that has filed, or has had filed against it, any petition for bankruptcy, either at the time such filing was made or during the preceding two years.

Set forth below is certain biographical information for our current directors and executive officers and certain persons whom we have identified as key personnel, including a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

Directors and Executive Officers

Joseph Kristul, President, CEO, Treasurer and Director

Mr. Kristul is one of the founders and principal financial backers of Nanotech Industries. He has years of experience in international financing with an emphasis on marketing and sales. He is the former Chairman, CEO and co-founder of Transnational Financial Network. At Transnational Mr. Kristul was responsible for overall company management directly overseeing secondary marketing, finance, corporate marketing, investor relations and strategic corporate planning. In 1995 Mr. Kristul created Transnational’s wholesale division, where he developed the company's base of loan brokers and implemented systems and controls to manage the quality of loan products delivered to brokers. In 1999 he took the company public and by 2005 had over 400 employees and $800 million in mortgage loan originations. Mr. Kristul graduated with a Master of Science in Applied Mathematics and Mechanics from the Odessa Physics and Technology University, in Odessa, Russia.

Darin Nellis, Secretary

Mr. Nellis, MBA , has twenty years of experience working in business management and community relations for private, public and non-profit organizations in Africa and the US. His expertise includes strategic planning, marketing, cross-cultural education, youth mentorship and nonviolent conflict resolution. Private sector positions include Director of Corporate Planning and consultant in the area of finance, strategic planning and marketing for several environmental high tech firms including the Eurasian power quality equipment distribution company, Power Quality Holdings and the nanotechnology commercialization company, Nanotech Industries. Non-profit and public positions have included Community Development Officer at The United Way of Greater LA, Loyola Marymount Peace Corps Fellow, Community Development Agent for the U.S. Peace Corps in Mauritania West Africa and Volunteer & Outreach Coordinator for the American Oceans Campaign. Mr. Nellis received his BA from UCLA in International Relations and his MBA in International Business from Loyola Marymount University.

Alex Trossman, Director

Mr. Trossman is directly responsible for the daily running of Nanotech’s operations in Israel including managing the production process, client orders & communication, product documentation and customs issues. Mr. Trossman has nearly 30 years of experience in management and mechanical engineering in Israel working in such positions as Assistant Chief Engineer for Automotive Industries, Ltd.; Chief of the Engineering Department of Rotem-Amfert-Negev, Ltd., a large fertilizer producer; Technical Manager of Galam, Ltd., a Starch, Glucose & Fructose producer; General Manager of Eurotech Israel, Ltd. and as a founding partner and general manager of the Polymate Research Center.

Significant Employees

Elena Shenkar, Director of Administration

Ms. Shenkar : has seventeen years of experience as a business owner and upper level executive in the hospitality and finance industries. Her expertise includes negotiations and management of contractual relationships with bankers, private equity investors, landlords, trademark and transactions attorneys, architects, interior designers, operations managers, entitlement consultants, neighborhood community leaders, publicists, marketing and promotions firms, major publications, graphic and brand designers, corporate America executives and high profile charity organizations. She was one of the founding partners of O Sushi Café in Brea, California and helped structure, develop and finance several key concepts in the hospitality industry including the construction, operations and ownership of Blowfish Sushi in the highly publicized, billion-dollar, Santana Row Development. She has raised close to five million dollars for various business ventures and has a wealth of experience with investor relations. She attended the University of Southern California where she received a bachelor of science in Business Finance. She also attended Whittier Law School and has passed the California Bar Exam. Ms. Shenkar was born in Odessa, Ukraine and immigrated to the United States in 1978. She is fluent in English and Russian.

John Lupo, Director of Sales

Mr. Lupo : Before joining Nanotech Industries, John Lupo, an industry veteran with over 35 years experience in the chemical coatings and automotive aftermarket refinishing industries, was the owner and operator of a sales and marketing consulting company, Market Masters, doing business with numerous U. S. and International Companies. Prior to the formation of Market Masters he was employed by Sherwin Williams Co. BASF, and Spies Hecker. He has held positions of Sales Representative, Branch Manager, Regional Manager and Director of Sales and Marketing. His extensive knowledge and experience in paint products, both Domestic and European, including their applications, allowed him to successfully introduce and market their products. Mr. Lupo’s marketing ability allows him to solicit new business from a multitude of small to large companies, cross sell associated product lines and enhance the company’s share of the market place. John received a Bachelor of Science Degree in Business Administration from Lewis University, Lockport, Illinois.

Executive Employment Agreements

The Company currently has no employment agreements in place with any of its named executive officers. Long-Term Incentive Plans The Company currently has no long-term incentive plans.

Compensation of Directors

The Company has not compensated our directors for service on the board of directors. Stock Option Plans The Company currently has no stock option or other equity incentive plans.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires or directors and officers, and the persons who beneficially own more than ten percent (10%) of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth all compensation awarded to, paid to or earned by the Registrant’s President, Chief Executive Officer and Chief Financial Officer for the fiscal year of the Company indicated.

The table below sets forth all compensation awarded to, paid to or earned by the Company’s President, Chief Executive Officer and Chief Financial Officer for the fiscal year of the Registrant indicated.

						Nonequity	Nonqualified
Name and						Incentive	Deferred	All
Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Joseph Kristul (1) Director, President, Chief Executive Officer and Chief Financial Officer	2010	$64,000	0	0	0	0	0	0	0
Michael Matvieshen (1) President, Chief Executive Officer and Chief Financial Officer	2010	0	0	0	0	0	0	0	0
Satpal Sidhu President (3)	2010	0	0	0	0	0	0	0	0

(1)	Mr. Kristul has an annual salary of $192,000 that commenced September 2010.

(2)	Mr. Matvieshen resigned as Chief Executive Officer and Chief Financial Officer of the Company on August 30, 2010.

(3)	Mr. Sidhu resigned as President of the Company on August 30, 2010.

Compensation of Executive Officers

Mr Kristul receives a salary of $192,000 per annum. For the period ended December 31, 2010 his salary was $64,000.

Employment Agreements

The Company has not entered into any employment agreements with our executive officers or other employees to date.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2010. No equity awards were made during the fiscal year ended December 31, 2010.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2010.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2010.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2010.

Potential Payments upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides information about the beneficial ownership of the Common Stock as of December 31, 2010, by each of the current directors and executive officers, by all directors and executive officers as a group and by each person known to the Registrant who is the beneficial owner of more than 5% of any class of the Registrant’s securities. Unless otherwise noted, the persons listed below have sole voting and investment power with respect to the shares reported.

	Beneficial
	Ownership

Name of Beneficial Owner	Total Shares	Percent of
	(2)	Class (4)

Joseph Kristul (1) Director, President, Treasurer and Chief Executive Officer	500,000(3)	9.42%
Darin Nellis (1), Secretary	75,000	1.41%
Alex Trossman (1), Director	62,500	1.18%
Eugene Shenkar	389,200	7.34%
All Directors and Executive Officers as a Group (3 Persons)	637,500	12.02%

(1)	Executive officer and/or director of the Company. The appointment of Mr. Kristul and of Mr. Trossman shall become effective on the Effective Date.

(2)	Represents the total number of shares of Common Stock owned as of December 31, 2010.

(3)	Represents 400,000 shares of common stock issued to Mr. Kristul and 100,000 shares issued to his wife, Maria Kristul.

(4)	The percentages listed in the percent of class column are based upon 5,302,003 issued and outstanding shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Transactions with Related Persons

None of the following parties has had, since the beginning of the Company’s fiscal year, any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect the Registrant:

  Any directors or executive officers;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of Common Stock;
  Any promoters; and
  Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

Director Independence

Because the Common Stock is traded on the OTC Bulletin Board, the Company is not subject to the independence requirements of any securities exchange or the NASD regarding members of the Company’s Board of Directors. The Company intends, in the future, to use the definition of “independence” of a national securities exchange or of an inter-dealer quotation system which requires that a majority of the Board of Directors be independent. The Company has not determined whether any of its directors are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

LBB & Associates Ltd., LLP served as our independent registered public accounting firm for our fiscal year ended December 31, 2010. The following table shows the fees that were billed for the audit and other services provided by the firm for the fiscal year indicated.

Fiscal Year Ended Dec. 31, 2010
Audit Fees	$ 10,425
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$ 10,425

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting. The audit and tax fees paid to the auditors with respect to our fiscal year ended December 31, 2010 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc and Nanotech Industries Inc. dated July 12, 2010 (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008. 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3)Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4)Incororated as reference to the Current Report on Form 8-K filed with the SEC on August 30,2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2011	EPOD SOLAR INC.
(Registrant)

	By:	/s/ Joseph Kristul
Name: Joseph Kristul
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kristul		April 15, 2011
Joseph Kristul	President and Chief Executive Officer,
(Principal executive officer
principal financial and
accounting officer)

/s/ Alex Trossman		April 15, 2011
Alex Trossman	Director