Form 10-Q
period 2011-03-31
EPOD Solar Inc.
filed 2011-05-23
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-53459

EPOD SOLAR INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-3551488
(State of other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

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

Yes [  ]      No [  ]

APPLICABLE TO CORPORATE ISSUERS:

5,332,003 shares of the issuer’s common shares, par value $.001 per share, were issued and outstanding as of May 23, 2011.

PART I

ITEM 1. FINANCIAL STATEMENTS

     The accompanying unaudited consolidated balance sheet of EPOD Solar Inc. as at March 31, 2011 and the related unaudited consolidated statements of operations, and cash flows for the three months ended March 31, 2011 and the period from July 8, 2010 (inception) to March 31, 2011 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

EPOD Solar Inc.
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31,	December 31,
ASSETS	2010	2010
	(unaudited)
Current assets
Cash	$651	$3,194
Total current assets	651	3,194

Intangible asset, net of accumulated amortization of $119,624 (see Note 2)	530,376	422,043

TOTAL ASSETS	$531,027	$425,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$204,901	$72,556
Loans payable - related party	62,400	72,600
Loan payable, net of unamortized premium of $1,875	80,625	76,875
Loans payable - shareholders, net of unamortized discounts and premiums of $15,986 (see Note 4)	223,814	-
Deposits on Convertible Debentures (see Note 5)	210,000	-
Note payable – related party (see Note 8)	261,690	293,190
Total current liabilities	1,043,430	515,221

Senior Secured Convertible Debentures net of unamortized discount of $174,835 (see Note 6)	225,165	177,868

Total liabilities	1,268,595	693,089

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized, 5,332,003 shares and 5,302,003 shares issued and outstanding at March 31, 2011 and December 31,2010, respectively (see Note 7)	5,332	5,302
Additional paid in capital	5,069,898	3,789,332

Deficit accumulated during development stage	(5,812,798)	(4,062,486)

Total stockholders’ deficit	(737,568)	(267,852)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$531,027	$425,237

The accompanying notes are an integral part of these consolidated financial statements

EPOD Solar Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months ended March 31, 2011
And the Period from July 8, 2010 (inception) through March 31, 2011
(Unaudited)

	Three months ended	July 8, 2010 (inception)
	March 31, 2011	through March 31, 2011
Revenues	$-	$-
Operating expenses
General and administrative expenses	425,438	4,215,224
Amortization of intangible asset	41,667	119,624
Total operating expenses	467,105	4,334,848
Net loss from operations	(467,105)	(4,334,848)
Interest expense	(1,283,207)	(1,477,950)
Net loss	$(1,750,312)	$(5,812,798)
Basic and diluted net loss per share	$(0.33)
Basic and diluted weighted average shares	5,318,670

The accompanying notes are an integral part of these consolidated financial statements

EPOD Solar Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2011
And the Period July 8, 2010 (Inception) Through March 31, 2011
(Unaudited)

	Three months ended	July 8, 2010 (inception)
	March 31, 2011	through March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,750,312)	$(5,812,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	51,000	3,420,634
Amortization of intangible asset	41,667	119,624
Interest expense from revaluation of SSCD warrants	1,180,886	1,180,886
Interest expense on beneficial conversion feature related to Senior Secured Conv. Deb.	-	126,607
Amortization of debt discounts	88,571	139,832
Change in operating assets and liabilities
Accounts payable and accrued liabilities	132,345	204,901
Net cash used in operating activities	(255,843)	(620,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from deposits on convertible debentures	210,000	210,000
Proceeds from Senior Secured Convertible Debenture	-	400,000
Proceeds from exercise of warrants	-	25,000
Proceeds from loans payable-shareholders	250,000	250,000
Repayment of loan payable-shareholders	(15,000)	(15,000)
Proceeds from loan payable	-	76,875
Proceeds from loan payable -related party	-	72,600
Repayment of loan payable -related party	(10,200)	(10,200)
Repayments of note payable - related party	(181,500)	(388,310)
Net cash provided by financing activities	253,300	620,965

NET INCREASE (DECREASE) IN CASH	(2,543)	651

CASH, BEGINNING	3,194	-
CASH, ENDING	$651	$651

Supplemental cash flow information :
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash transactions:
Acquisition of intangible asset through issuance of note payable	$150,000	$650,000
Discount arising from warrants attached to issuance of SSCD	$-	$273,393
Discount arising from loans payable -shareholders	$48,710	$48,710

The accompanying notes are an integral part of these consolidated financial statements

EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Epod Solar Inc. (the “Company”, “EPOD”) was incorporated in the State of Nevada on July 8, 2010 and is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Epod Solar Inc., included in Form 10-K filed on April 15, 2011 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

NOTE 2 – INTANGIBLE ASSET

On July 12, 2010, EPOD entered into an agreement with Nanotech Industries, Inc., an entity who’s CEO is our CEO and Director, for the rights to manufacture and distribute environmentally safe, coatings, adhesives, sealants and elastomers using Nanotech Industries Inc’s technology. As per the licensing agreement, EPOD has a three year exclusivity for all of North America and has the option to obtain rights for the rest of the world on an exclusive perpetual basis, in exchange for the issuance of stock to equal 62.5% of the Company’s total shares.

As part of the licensing agreement, EPOD agreed to pay Nanotech Industries Inc. a one-time licensing fee of $500,000 and a 5% royalty on sales. The licensing fee must be paid within twelve months of the date of the agreement. At March 31, 2011 $111,690 remains unpaid. The $500,000 of capitalized license rights are being amortized over a three year life. The amount of amortization for the period ending March 31, 2011 was $41,667.

On March 17, 2011 the Company and Nanotech Industries, Inc. amended the aforementioned July 12, 2010 agreement to now include the territory of the Customs union of Belorussia, Kazakhstan Republic and Russian Federation (the “Russian Territory”), on an exclusive basis for a period of ten years from the date of the signing of this amendment. In exchange for the right to Manufacture and Sell in the Russian Territory, the Company shall pay to the Licensor an ongoing royalty of 7.5% payable and a one-time royalty fee of $150,000 payable within 12 months of the signing of this amendment, at March 31, 2011 the full $150,000 remains unpaid. These capitalized license rights will be amortized over a ten year period. The amount of amortization for the period ending March 31, 2011 was nil.

Intangibles consist of the following at March 31, 2011 and December 31, 2010:

	March 31	December 31
	2011	2010
Licenses	$650,000	$500,000

Total Intangible asset	650,000	500,000
Less: accumulated amortization	119,624	77,957
Total intangible asset, net	$530,376	$422,043

EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 3 - FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments.

	March 31,2011

	Carrying Value	Estimated Fair Value
Financial assets
Cash	$651	$651

Financial liabilities
Accounts payable and accrued liabilities	204,901	204,901
Loan payable-related party	62, 400	62,400
Loan payable	80, 625	80 ,625
Loans payable -shareholders	223,814	250 ,400
Advances on Convertible Debentures	210,000	210,000
Note payable –related party	261, 690	261,690
Senior Secured Convertible debentures	225,165	400 ,000

NOTE 4 – LOANS PAYABLE –SHAREHOLDERS

On January 17, 2011, the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $50,000 to be repaid by the maturity date of April 30, 2011. The loan has a $10,000 premium payable at a maturity.

On January 21, 2011, the Company entered into a loan with a shareholder for $100,000 to be repaid by May 21, 2011. The loan has 10,000 premium payable at maturity and includes 10,000 warrants with a maturity of 24 months at an exercise price of $1.72. $15,000 has been repaid at March 31, 2011.

On March 2, 2011, the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $50,000 to be repaid by the maturity date of May 2, 2011. The loan has a $3,000 premium payable at a maturity and includes 50,000 warrants with a maturity of 24 months at an exercise price of $1.48. In the event of default, the shareholder will receive an additional 50,000 warrants with a maturity of 24 months and an exercise price of $1.48.

On March 8, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $50,000 to be repaid by the maturity date of May 2, 2011. The loan has a $3,000 premium payable at a maturity and includes 30,000 warrants with a maturity of 24 months at an exercise price of $1.48. In the event of default, the shareholder will receive an additional 30,000 warrants with a maturity of 24 months and an exercise price of $1.48.

The January 17 and 21 loans are currently in default. See Note 9 for further information.

EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements March 31, 2011
(Unaudited)

The loans above have an unamortized discount of $26,586 as a result of the relative fair value of the January 21, March 2 and March 8 warrants attached to the loans. The relative fair value of these was determined to be $48,710 using the assumptions discussed in the tables below. The discount will be amortized using the effective interest method over their respective four month and two month terms. Amortization of the debt discount was $22,124 for the period ending March 31, 2011 and is included in interest expense.

January 21, 2011 warrants :
Expected volatility		112.6%
Expected life		2 years
Risk-free interest rate		0.63%
Dividend yield	$	Nil
March 2, 2011 warrants :
Expected volatility		110.7%
Expected life		2 years
Risk-free interest rate		0.69%
Dividend yield	$	Nil
March 8, 2011 warrants :
Expected volatility		111.3%
Expected life		2 years
Risk-free interest rate		0.73%
Dividend yield	$	Nil

The $3,000 premiums for each of the March 2 and March 8 loan are being amortized over the two month period, the $10,000 premiums from the January 17 and January 21 loans are being amortized over their three and a half and four month respective periods. A total of $26,000 in premiums has been recorded on these four loans. At March 31, 2011, a total of $15,400 has been expensed on these loans and an unamortized premium of $10,600 remains.

NOTE 5 –ADVANCES ON CONVERTIBLE DEBENTURES

In March 2011, the Company offered $1,000,000 in Convertible Debentures, with an individual face value of $5,000, a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. Each debenture shall be convertible (using a conversion factor of 1.4) into 3,571 Units of the Company where each Unit (at a price of $1.40 per Unit) , comprises of 1 share of common stock at and one half a stock purchase warrant of the Company with an exercise price of $2.00 and a maturity of 36 months. Warrants are exercisable at the option of the holder at any time prior to maturity. The Debentures shall close on or about April 30, 2011. They carry an anti-dilution provision as follows:

     1) If at any time, when the Debentures are issued and outstanding the Company issues Additional Securities (as defined below) (a “Dilutive Issuance”) the Company shall adjust the Conversion Price (“Adjusted Conversion Price”) of this Debenture using the following formula below.

“Additional Shares” shall mean all shares of Common Stock issued by the Company other than (i) shares of Common Stock and/or options, to employees, officers, or directors of, or consultants or advisors to, the Company or any subsidiary pursuant to any stock option plans, that are approved by the Board of Directors of the Company, (“ ESOP Shares issuances”)

EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements March 31, 2011
(Unaudited)

X  Y (A)
=     B

Where X = the Adjusted Conversion Price
             Y = 9,250,000
             A = the Conversion Price
             B = the total number of shares of Common Stock outstanding of the Company immediately following the Dilutive Issuance calculated on a fully diluted basis, excluding any ESOP Shares Issuances.

     2) If at any time, when the Debentures are issued and outstanding the Company undergoes an offering or financing (“Financing”) which results in the issuance of Shares, debentures, or other convertible securities at an exercise or conversion price that is equal to less than the Conversion Price herein per Share (“Base Financing Price”), then the Conversion Price shall be reduced and shall be equal to the Base Financing Price minus a twenty-five percent (25%) discount (the “Percentage Discount”) (“Discounted Conversion Price”). The Discounted Conversion Price shall be calculated using the following formula:

A =       B
         (1 + C)

Where A= Discounted Conversion Price
             B= the Base Financing Price per Share
             C= the Percentage Discount.

During the quarter ending March 31, 2011 the company received proceeds of $210,000 as advances towards these Convertible Debentures. These advances are non-interest bearing and have no specified terms of repayment. No convertible debentures were closed during the period ending March 31, 2011.

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

On March 14, 2011, the board of directors of EPOD Solar Inc. (the “Company”), authorized the extension of the expiration date of the 533,336 Series A warrants described above to February 28, 2014. These warrants have been revalued by using the Black-Scholes model with the following assumptions.

EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements March 31, 2011
(Unaudited)

Series A:
Expected volatility		126.7%
Expected life		3 years
Risk-free interest rate		1.07%
Dividend yield	$	Nil

These Series A warrants were revalued, with an incremental expense of $291,468 recorded this quarter as interest.

The unamortized discount of $174,835 is as a result of the relative fair value of the Series A and B warrants attached to the SSCD. Amortization of the debt discount was $47,297 for the quarter ending March 31, 2011. The discount will be amortized using the effective interest method over the two year term of the debt.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

NOTE 7– STOCKHOLDERS’ DEFICIT

March 31,
2011
Authorized without limit as to number -
75,000,000 common shares authorized, $0.001 par value

Issued -
5,332,003 common shares	$5,332

On February 9, 2011 the Company issued 30,000 shares to a consultant as payment for services with a fair value of $51,000.

On March 14, 2011, the board of directors of EPOD authorized the extension of the expiration date of the common stock purchase warrants described below to February 28, 2014. This extension of the expiration date will apply to the following: (i) the 533,336 series A warrants issued to a third party pursuant to the SSCD agreement entered into on August 16, 2010; and (ii) the 687,500 remaining stock purchase warrants issued to a consultant on July 14, 2010. The 533,336 Series A warrants and the 687,500 warrants were re-valued using the Black-Scholes method according to the following assumptions:

Expected volatility		126.7%
Expected life		3 years
Risk-free interest rate		1.07%
Dividend yield	$	Nil

The re-value of the 533,336 Series A (see note 8) and 687,500 July 14,2010 warrants (see above) was determined to be $1,180,886 and was recognized as an increase in additional paid –in capital and interest expense.

The valuation of the warrants issued with the loans payable - shareholders (see Note 6) was determined to be $48,710 and was recognized as a debt discount with an offsetting increase in additional paid –in capital.

EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 8– RELATED PARTY TRANSACTIONS

The Company repaid $10,200 on a shareholder loan that is non-interest bearing and unsecured, with no specific terms of repayment or collateral. At March 31, 2011, $62,400 remains outstanding.

During the period ending March 31, 2011, the Company repaid $181,500 of the note payable to the related party described in note 3. An additional $150,000 was advanced through the acquisition of an intangible asset. The remaining balance as of March 31, 2011 was $261,690.

NOTE 9– SUBSEQUENT EVENTS

In April 2011, the Senior Secured Convertible Debenture holder converted $200,000 of outstanding debt plus an additional $40,000 in accrued interest and fees into $240,000 of the April 29, 2014 convertible debentures.

In April 2011, the holder of the loan payable due May 16, 2011 for $82,500 converted $55,000 into the April 29, 2014 convertible debentures. A balance of $27,500 remains unpaid. The Company is in default of this payment due on May 16, 2011. The Company has not been issued any legal letter. The lender has verbally accepted the breach and the Company plans to cure the default by the end of May 2011.

Subsequent to quarter end, the Company repaid $156,000 in loans payable –shareholders.

The Company is in default of payment on the January 17, 2011 loan of which $ 60,000 was due April 30, 2011. The Company is also in default of $45,000 owed on the January 21, 2011 loan that was due May 21, 2011. The Company has not been issued any legal letter. The lenders have verbally accepted the breach and the Company plans to cure the defaults by the end of May 2011 and June 2011 respectively.

Subsequent to year end the Company received an additional $991,000 in Advances on Convertible Debentures bringing the total advances to $1,201,000 (see Note 5).

On April 29, 2011, EPOD Solar Inc. (the “Company”) completed the closing (the “Closing”) of a private placement financing (the “Private Placement”) in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D and under Regulation S, as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended, for net proceeds of US $1,201,000.

The Private Placement consists of 10% convertible debentures with a due date of April 29, 2014 (“Debentures” and individually a “Debenture”), of which each Debenture shall be convertible into units (“Units” and individually "Unit") of the Corporation. Each Unit shall have a conversion price of USD $1.40 (“Conversion Price”) per Unit. Each Unit shall consist of: (i) 1 (one) share of the Company’s common stock (“Common Stock”) par value $0.001 per share; and (ii) ½ (one half) of one stock purchase warrant. Each whole stock purchase warrant (“Warrant”) is exercisable at any time within 36 (thirty-six) months of the date of issuance, at an exercise price of USD $2.00 per Share, to purchase 1 (one) additional Share. The convertible debentures contain an anti-dilution provision as described in Note 5.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Management’s Discussion and Analysis (“MD&A”) is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company’s operations and financial position. Some sections of this report contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, and the factors described under “Risk Factors” contained in the Company’s Form 8-K Report filed August 30, 2010. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. The Company’s actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

The following information should be read in conjunction with the unaudited financial statements for the period ended March 31, 2011 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “EPOD,” “we," "us," and "our" refer to Epod Solar Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the period ended March 31, 2011.

Overview

Company Background

EPOD’s principal office is located in Daly City, California, U.S.A.

As of March 31, 2011, EPOD had 3 employees.

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

EPOD’s strategy is to avoid large capital investments in manufacturing and to outsource the manufacturing of the EPOD Products to third-party manufacturers. At current capacity, the Company can outsource the manufacture of up to 20,000 tons per year.

EPOD is currently at the commencement of the commercialization phase of its business model. EPOD plans on significantly expanding its sales and client base by promoting the NTI Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships. The company expects to have sales in the second quarter of 2011.

Results of Operation

Nanotech is a developmental stage company and as such does not yet have any revenues. Management is in talks with prospective clients and the Company expects to have revenues in this fiscal year. General and Administration expenses for the period January 1 through March 31, 2011, after removing stock –based compensation of $51,000 amounted to $374,438, with only non-cash charges related to warrant modifications as well as amortization and interest expense leading to a net loss of $1,750,312. However the Company expects to significantly increase operating expenses including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

Liquidity and Capital Resources

The Company had cash and equivalents of $651 as of March 31, 2011. The Company has, through April 30, 2011 received $1,201,000 from a private placement in the form of convertible debentures and which has increased the Company’s liquidity on a moving forward basis. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Development Stage Company

During the period ended March 31, 2011, the Company complied with ASC 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our President and Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

We are a “smaller reporting company” (as defined by Rule 12b-2 of the Exchange Act) and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4.

This Item is not applicable.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29,2011 Pursuant to Regulation D (6)
10.7	Warrant Agreement dated April 29,2011 Pursuant to Regulation S (6)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 30,2010
(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14,2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3,2011

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2011	EPOD SOLAR INC.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)