Form 10-Q
period 2011-06-30
EPOD Solar Inc.
filed 2011-08-24
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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
Yes [   ]     No [   ]

APPLICABLE TO CORPORATE ISSUERS:

5,464,931 shares of the issuer’s common shares, par value $.001 per share, were issued and outstanding as of August 22, 2011.

PART I

ITEM 1. FINANCIAL STATEMENTS

     The accompanying unaudited consolidated balance sheet of EPOD Solar Inc. as at June 30, 2011 and the related unaudited consolidated statements of operations, and cash flows for the three months and six months ended June 30, 2011 and the period from July 8, 2010 (inception) to June 30, 2011 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

EPOD Solar Inc.
(A Development Stage Company)

Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

		December
	June 30	31
ASSETS	2011	2010
	(unaudited)
Current assets
Cash	$-	$3,194
Inventory	41,836	-
Total current assets	41,836	3,194

Intangible asset, net of accumulated amortization of $165,041 (see Note 2)	484,959	422,043

TOTAL ASSETS	$526,795	$425,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	$3,021	$-
Accounts payable and accrued liabilities	176,586	72,556
Loans payable- related party	37,400	72,600
Loan payable	27,500	76,875
Loans payable -shareholders net of unamortized discounts and premiums of $17,400 (see Note 4)	198,601	-
Note payable – related party (see Note 8)	67,275	293,190
Total current liabilities	510,383	515,221

Senior Secured Convertible Debentures, net of unamortized discount of $61,881 (see Note 6)	138,119	177,868

Convertible Debentures, net of unamortized discount of $534,916 (see Note 5 )	666,084	-

Derivative liability (Note 5)	596,068	-

Total liabilities	1,910,654	693,089

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized, 5,464,931 shares and 5,302,003 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5,465	5,302

Additional paid in capital	5,291,253	3,789,332

Deficit accumulated during development stage	(6,680,577)	(4,062,486)

Total stockholders’ deficit	(1,383,859)	(267,852)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$526,795	$425,237

The accompanying notes are an integral part of these consolidated financial statements

EPOD Solar Inc.
(A Development Stage Company)

Consolidated Statements of Operations
For the Three Months and Six Months ended June 30, 2011
And the Period from July 8, 2010 (Inception) through June 30, 2011
(Unaudited)

	Three months		Six months	July 8, 2010
	ended		ended	(inception)
	June 30, 2011		June 30, 2011	through June 30, 2011
Revenues	$-	$		$-
Operating expenses
General and administrative expenses	545,831		971,269	4,761,054
Amortization of intangible asset	45,417		87,083	165,041
Total operating expenses	591,248		1,058,352	4,926,095
Net loss from operations	(591,248)		(1,058,352)	(4,926,095)
Change in fair value of derivative liability	(37,820)		(37,820)	(37,820)
Loss on extinguishment of debt	(79,717)		(79,717)	(79,717)
Interest expense	(158,995)		(1,442,202)	(1,636,945)
Net loss	$(867,780)		$(2,618,091)	$(6,680,577)
Basic and diluted net loss per share	$(0.16)		$(0.49)
Basic and diluted weighted average shares	5,391,143		5,355,107

The accompanying notes are an integral part of these consolidated financial statements

EPOD Solar Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2011
And the Period July 8, 2010 (Inception) through June 30, 2011
(Unaudited)

		July 8, 2010
	Six months ended	(inception)
	June 30,2011	through June 30,2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,618,091)	$(6,680,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	257,038	3,626,672
Amortization of intangible asset	87,083	165,041
Interest expense from revaluation of SSCD warrants	1,180,886	1,180,886
Interest expense on beneficial conversion feature related to SSCD warrants	-	126,607
Loss on extinguishment of debt	79,717	79,717
Change in fair value of derivative liability	37,820	37,820
Incentive and interest paid on prepayment of debt	25,833	25,833
Amortization of debt discounts	198,252	249,513
Change in operating assets and liabilities
Accounts payable and accrued liabilities	103,698	176,253
Bank indebtedness	3,021	3,021
Inventory	(41,836)	(41,836)
Net cash used in operating activities	(686,579)	(1,051,050)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from deposit on subscription of convertible debentures	14,500	14,500
Proceeds from issuance of Convertible Debentures	851,000	851,000
Proceeds from Senior Secured Convertible Debentures	-	400,000
Proceeds from exercise of warrants	-	25,000
Proceeds from loans payable-shareholders	360,000	360,000
Repayments from loans payable-shareholders	(181,000)	(181,000)
Proceeds from loan payable	-	76,875
Proceeds from loan payable -related party	-	72,600
Repayment of loan payable -related party	(35,200)	(35,200)
Repayments of note payable - related party	(325,915)	(532,725)
Net cash provided by financing activities	683,385	1,051,050

INCREASE (DECREASE) IN CASH	(3,194)	-

CASH, BEGINNING	3,194	-
CASH, ENDING	$-	$-

Supplemental cash flow information Interest paid	$6,000	$6,000
Acquisition of intangible asset through issuance of note payable	$150,000	$650,000
Discount arising from warrants attached to issuance of SSCD	$-	$273,393
Discount arising from loans payable -shareholders	$64,160	$64,160
Transfer of loans and SSCD to Convertible Debentures	$310,000	$310,000
Reclassification of accrued interest to SSCD	$14,167	$14,167
Discount on Convertible Debentures	$558,248	$558,248

The accompanying notes are an integral part of these consolidated financial statements

EPOD Solar Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Epod Solar Inc. (the “Company”, “EPOD”) was incorporated in the State of Nevada on July 8, 2010 and is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

The Company manufactures and sells under license, alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™, including coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder).

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Epod Solar Inc., included in Form 10-K filed on April 15, 2011 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

On July 27, 2011 the company by majority vote of shareholders amended its articles of incorporation to change its name to Hybrid Coating Technologies Inc. Further, once the name change is approved by the Nevada Secretary of State, the Company will promptly thereafter change its OTC Bulletin Board trading symbol. The Company’s new OTC Bulletin Board trading symbol will be determined at the time the name change becomes effective. The name change is not yet effective.

NOTE 2 – INTANGIBLE ASSET

On July 12, 2010, EPOD entered into an agreement (the “Agreement”) with Nanotech Industries, Inc., (“Nanotech”) , an entity who’s CEO is our CEO and Director, for the rights to manufacture and distribute environmentally safe, coatings, adhesives, sealants and elastomers using Nanotech’s technology. As per the licensing agreement, EPOD has a three year exclusivity for all of North America and has the option to obtain rights for the rest of the world on an exclusive perpetual basis, in exchange for the issuance of stock to equal 62.5% of the Company’s total shares.

As part of this licensing agreement, EPOD agreed to pay Nanotech a one-time licensing fee of $500,000 and a 5% royalty on sales. The licensing fee must be paid within twelve months of the date of the agreement. At June 30, 2011 the balance has been fully paid. The $500,000 of capitalized license rights are being amortized over a three year life. The amount of amortization for the period ending June 30, 2011 was $83,333.

On March 17, 2011 the Company and Nanotech amended the Agreement to now include the territory of the Customs union of Belorussia, Kazakhstan Republic and Russian Federation (the “Russian Territory”), on an exclusive basis for a period of ten years from the date of the signing of this amendment. In exchange for the right to manufacture and sell in the Russian Territory, the Company shall pay to the Licensor an ongoing royalty of 7.5% payable and a one-time royalty fee of $150,000 payable within 12 months of the signing of this amendment. At June 30, 2011 $82,725 has been paid with a remaining balance of $ $67,275. These capitalized license rights will be amortized over a ten year period. The amount of amortization for the period ending June 30, 2011 was $3,750.

EPOD Solar Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

Intangibles consist of the following at June 30, 2011 and December 31, 2010:

	June 30	December 31
	2011	2010
Licenses	$650,000	$500,000

Total Intangible asset	650,000	500,000
Less: accumulated amortization	165,041	77,957
Total intangible asset, net	$484,959	$422,043

NOTE 3 - FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of the Company’s financial instruments.

		Estimated Fair
	Carrying Value	Value
Financial liabilities
Bank indebtedness	3,021	3,021
Accounts payable and accrued liabilities	176,586	176,586
Loan payable-related party	37,400	37,400
Loan payable	27,500	27,500
Loans payable -shareholders	198,601	216,000
Note payable –related party	67,275	67,275
Convertible Debentures	666,084	1,201,000
Senior Secured Convertible debentures	138,119	200,000
Derivative Liability	596,068	596,068

NOTE 4 – LOANS PAYABLE –SHAREHOLDERS

At June 30, 2011 $60,000 remains due and payable on the January 17, 2011 loan that matured on April 30, 2011. For the January 21, 2011 loan that matured on May 21, 2011, $ 75,000 was paid and $35,000 remains due and payable.

The March 2, 2011 and March 8, 2011 loans maturing in May 2011 were fully paid at $53,000 each.

During the period ending June 30, 2011 the Company fully amortized the premiums on these loans of $26,000 and discounts of $48,710 and such were included in interest expense.

EPOD Solar Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

On May 24, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $50,000 to be repaid by the maturity date of August 24, 2011. The loan has a $5,000 premium payable at maturity and includes 25,000 warrants with a maturity of 24 months at an exercise price of $1.48. In the event of default, the shareholder will receive an additional 50,000 warrants with a maturity of 24 months and an exercise price of $1.48. The shareholder has an option to convert this loan into future convertible debentures. The unamortized premium was $3,000 at June 30, 2011.

The May 24, 2011 loan has an unamortized discount of $9,099 as a result of the relative fair value of the May 24 warrants attached to the loans. The relative fair value was determined to be $15,450 using the assumptions discussed in the table below. The discount will be amortized using the effective interest method over their respective three month term. Amortization of the debt discount was $6,351 for the period ending June 30, 2011 and is included in interest expense.

May 24, 2011 warrants :
Expected volatility	110.28%
Expected life	2 years
Risk-free interest rate	0.56%
Dividend yield	$ Nil

On June 16, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $60,000 to be repaid by the maturity date of October 16, 2011. The loan has a $6,000 premium payable at maturity. The Company has pledged security in the form of 60,000 shares of the Company. In the event of default, the shareholder has the option to retain the 60,000 shares instead of payment of the $66,000 liability. The unamortized premium was $5,300 at June 30, 2011.

The January 17 and 21 loans are currently in default. See Note 9 for further information.

NOTE 5 – CONVERTIBLE DEBENTURES

On April 29, 2011 the Company issued $1,201,000 in convertible debentures (“Debentures”) with a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are convertible by dividing the conversion amount by a conversion factor of 1.4 yielding Units of the Company where each Unit (at a price of $1.40 per Unit), comprises of 1 share of common stock and one half a stock purchase warrant of the Company with an exercise price of $2.00 and a maturity of 36 months. Warrants are exercisable at the option of the holder at any time prior to maturity. They carry an anti-dilution provision as follows:

The conversion price applicable to the Debentures is subject to reset in the event of a Dilutive Issuance (as defined in the Debenture agreement) by the Company. A Dilutive Issuance excludes shares or options issued to employees, officers, directors or consultants pursuant to stock option plans approved by the Board of Directors.

EPOD Solar Inc.
(A Development Stage Company)

Notes to Consolidated Financial
Statements June 30, 2011
(Unaudited)

The embedded conversion features in the Convertible Debentures and attached Warrants should be accounted for as a derivative liability based on guidance in FASB ASC 815, Derivatives and Hedging. The Warrants contain full ratchet reset features (subject to adjustment for dilutive share issuances) and based on the guidance in ASC 815 should be valued as a derivative liability. We analyzed the derivative financial instruments, (the Convertible Debenture, Share Purchase and Warrants) in accordance with FASB ASC 815, Fair Value Measurements and Disclosures.

The valuation of the derivative liability attached to the Debentures arrived at through the use of multinomial lattice models based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions and the call/redemption options. Based on these features, there are six primary events that can occur: payments are made in cash; payments are made with stock; the Holder converts upon receiving a change notice; the Holder converts the note; the Issuer redeems the note; or the company defaults on the note.

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability of $558,248 as of April 29, 2011. A corresponding discount of $558,248 was recorded against the convertible debenture. Amortization of the debt discount was $23,332 for the quarter ending June 30, 2011. The discount is amortized using the effective interest method over the three year term of the debt. An unamortized discount of $534,916 remains at June 30, 2011. Marking to market at June 30, 2011 the company recorded the change in the fair value of the derivative liability of $37,820 to bring the value of the derivative liability to $ 596,068. Interest of $20,730 has been accrued to June 30, 2011 on the Convertible Debentures.

The Convertible Debentures issued on April 29, 2011 were valued with the following assumptions:

 - The stock projections are based on the estimate volatilities for each period;
- An event of default would occur 1% of the time, increasing 0.50% per quarter and would occur 10% of the time at maturity;
- Conversion ($1.40 and subject to adjustments) to stock would be limited by the average trading volume ($75,627 per month increasing by 5% per period) and the holder would convert throughout the period;
- Reset events projected to occur based on future stock issuance (every 12 months on 6/30) resulting in a reset conversion price. Reset events (initial conversion price $1.40) projected to occur annually generating a projected conversion price of $1.142.
- The Financing Issuance will be predominant over the Dilutive Issuances to reset the conversion price.
- The Company would have funds available to redeem the notes 0% of the time, increasing 0.0 % per quarter;
- The Holders would convert up to the maximum ownership limit on a monthly basis;

And the projected volatility curve for each valuation period was based on the historical volatility of the Company:

	1 year	2 year	3 year	4 year	5 year
4/29/11	42%	66%	118%	129%	134%
6/30/11	49%	71%	126%	137%	142%

EPOD Solar Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

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

The unamortized discount of $61,881 is as a result of the relative fair value of the Series A and B warrants attached to the SSCD. Amortization of the debt discount was $33,238 for the quarter ending June 30, 2011. The discount is amortized using the effective interest method over the two year term of the debt. $200,000 of the debt was repaid along with $14,187 of accrued interest and $25,833 as an incentive payment for pre-payment. This $240,000 was repaid through the issuance of a Convertible Debenture due April 29, 2014. A loss on extinguishment of debt of $79,717 has been recorded in accordance with ASC-470, Debt.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

NOTE 7– STOCKHOLDERS’ DEFICIT

On February 9, 2011 the Company issued 30,000 shares to a consultant as payment for services with a fair value of $51,000.

On March 14, 2011, the board of directors of EPOD authorized the extension of the expiration date of the common stock purchase warrants described in Note 6 to February 28, 2014. This extension of the expiration date will apply to the following: (i) the 533,336 series A warrants issued to a third party pursuant to the SSCD agreement entered into on August 16, 2010; and (ii) the 687,500 remaining stock purchase warrants issued to a consultant on July 14, 2010. The 533,336 Series A warrants and the 687,500 warrants were re-valued using the Black-Scholes method according to the following assumptions:

Expected volatility	126.7%
Expected life	3 years
Risk-free interest rate	1.07%
Dividend yield	$ Nil

The re-value of the 533,336 Series A (see note 8) and 687,500 July 14, 2010 warrants (see above) was determined to be $1,180,886 and was recognized as an increase in additional paid –in capital and interest expense.

EPOD Solar Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

The valuation of the warrants issued with the loans payable - shareholders (see Note 6) was determined to be $48,710 and was recognized as a debt discount with an offsetting increase in additional paid –in capital. This discount has been fully amortized at June 30, 2011 and included in interest expense.

On May 16, 2011 the Company issued to shareholders: 20,000 shares to an employee and 92,298 to consultants as payment for services with a fair value of $175,038.

On June 15, 2011, the Company issued 20,000 shares to consultants as payment for services with a fair value of $31,000.

On June 15, 2011, the Company’s Board of Directors established the 2011 Stock Incentive Plan expiring on June 15, 2016 (the “2011 Plan”).

The Company’s Board of Directors has determined that it would be in the best interests of the Company to adopt and approve a new long-term stock incentive plan which will facilitate the continued use of long-term equity-based incentives and rewards for the foreseeable future. The Company expects equity-based incentives to comprise an important part of the compensation packages needed to attract qualified executives, key employees, directors and consultants to the Company and in providing long-term incentives and rewards to those individuals responsible for the Company’s success. Accordingly, the Company’s Board of Directors approved the 2011 Plan. Pursuant to Section 78.320(2) of the Nevada Revised Statutes and the Company’s Bylaws, the written consent of stockholders holding at least a majority of the voting power may adopt a corporate action by written consent in lieu of holding a special meeting of stockholders.

Under the Plan, the Company may grant certain employees both incentive and non-qualified options to purchase shares of common stock. The Plan is authorized to grant options covering up to seven hundred thousand (700,000) shares.

NOTE 8– RELATED PARTY TRANSACTIONS

The Company repaid $25,000 on a shareholder loan that is non-interest bearing and unsecured, with no specific terms of repayment or collateral. At June 30, 2011, $37,400 remains outstanding.

During the six months ending June 30, 2011, the Company repaid $325,915 of the note payable to the related party described in note 2. The remaining balance as of June 30, 2011 was $67,275.

NOTE 9– SUBSEQUENT EVENTS

The Company is in default of payment on the January 17, 2011 loan of which $60,000 was due April 30, 2011. The Company is also in default of $35,000 owed on the January 21, 2011 loan that was due May 21, 2011 and of $27,500 that was due May 16, 2011 from a loan issued November 16, 2010. The lenders have verbally accepted the breach and the Company plans to cure the defaults.

EPOD Solar Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

On July 7, 2011, a second amendment was done to the Agreement granting the Company an option (the “Option”) for a period of six months from the signing of this amendment to Manufacture and Sell in the territory of the European Continent on an exclusive basis for a period of five years from the date the option is exercised, after which time the European Right shall continue perpetually on a non-exclusive basis. In any event, the Option may not be exercised past the Option Exercise Deadline. In exchange for this Option, the Company shall pay to the Licensor a one-time royalty fee of $1,250,000 payable within 24 months of the exercise of the Option. At June 30, 2011 the Option has not yet been exercised.

The Company is undertaking to issue more convertible debentures in September 2011. To date the Company has received $14,500 as a deposit on these debentures.

In July and August 2011 the Company received a total of $220,000 in loans from shareholders. The terms of these loans have not yet been determined.

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

The following information should be read in conjunction with the unaudited financial statements for the period ended June 30, 2011 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “EPOD,” “we," "us," and "our" refer to Epod Solar Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the period ended June 30, 2011.

Overview

Company Background

EPOD’s principal office is located in Daly City, California, U.S.A.

As of June 30, 2011, EPOD had 3 employees.

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

EPOD is currently at the commencement of the commercialization phase of its business model. EPOD plans on significantly expanding its sales and client base by promoting the Nanotech Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships. The company has undergone extensive product testing, which has delayed the sales of the product but is in advanced discussions with many customers to sell the product. The company now expects to have sales in the fourth quarter of 2011.

Results of Operation

Epod is a developmental stage company and as such does not yet have any revenues. Management is in talks with prospective clients and the Company expects to have revenues in this fiscal year. General and Administration expenses for the three and six months ended June 30, 2011, after removing stock–based compensation of $206,038 (6 months-$257,038) amounted to $339,793 (6 months $714,231), with only non-cash charges related to loss on extinguishment of debt and change in fair value of derivative liability as well as amortization and interest expense leading to a net loss of $867,780 (6 months $2,618,091). However the Company expects to significantly increase operating expenses including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

Liquidity and Capital Resources

The Company had bank indebtedness of $3,021 as of June 30, 2011. The Company recently raised $1.2 million through the issuance of convertible debentures maturing April 29, 2014. The Company will be proceeding through another round of financing expected to close in September 2011. To date the company has received $14,500 towards this. This will increase the Company’s liquidity on a moving forward basis. The Company has also received verbal acceptances of the breaches of its previous loans and expects to repay these loans using a portion of the proceeds from its anticipated next round of financing. The Company intends to raise additional capital through debt and equity offerings to fund ongoing operations, but has no assurances of being able to do so.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Development Stage Company

During the period ended June 30, 2011, the Company complied with ASC 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4.

Removed and Reserved

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29,2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29,2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (8)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4) Incororated as reference to the Current Report on Form 8-K filed with the SEC on August 30,2010
(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14,2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3,2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6,2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7,2011

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2011	EPOD SOLAR INC.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)