Form 10-Q
period 2011-09-30
HYBRID Coating Technologies Inc.
filed 2011-11-21
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to _____________

Commission File Number: 000-53459

HYBRID COATING TECHNOLOGIES INC.
Formerly known as EPOD SOLAR INC.
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

Yes [  ]      No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ]      No [  ]

APPLICABLE TO CORPORATE ISSUERS:

5,504,931 shares of the issuer’s common shares, par value $.001 per share, were issued and outstanding as of November 21, 2011.

     PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as at September 30, 2011 and the related unaudited consolidated statements of operations, and cash flows for the three and nine months ended September 30, 2011 and the period from July 8, 2010 (inception) to September 30, 2011 and 2010 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

Hybrid Coating Technologies Inc.
Formerly known as EPOD Solar Inc.
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	September 30,	December 31,
ASSETS	2011	2010
	(unaudited)
Current assets
Cash	$-	$3,194
Accounts receivable	3,125	-
Inventory	37,836	-
Total current assets	40,961	3,194

License deposit	64,925	-

Intangible asset, net of accumulated amortization of $210,457 (see Note 2)	439,543	422,043

TOTAL ASSETS	$545,429	$425,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	$8,727	$-
Accounts payable and accrued liabilities	293,289	72,556
Loans payable- related party	62,400	72,600
Loan payable	27,500	76,875
Loans payable -shareholders net of unamortized discounts and premiums of $51,418 (see Note 4)	613,382	-
Note payable – related party (see Note 8)	-	293,190
Senior Secured Convertible Debentures, net of unamortized discount of $39,215 (see Note 6)	160,785	-
Total current liabilities	1,166,083	515,221

Senior Secured Convertible Debentures, net of unamortized discount of $222,132 (see Note 6)	-	177,868

Convertible Debentures, net of unamortized discount of $499,037 (see Note 5 )	701,963	-

Derivative liability (see Note 5)	476,980	-

Total liabilities	2,345,026	693,089

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized, 5,504,931 shares and 5,302,003 shares issued and outstanding at Sept. 30, 2011 and Dec. 31, 2010, respectively	5,505	5,302

Additional paid in capital	5,414,728	3,789,332

Deficit accumulated during development stage	(7,219,830)	(4,062,486)

Total stockholders’ deficit	(1,799,597)	(267,852)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$545,429	$425,237

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
Formerly known as EPOD Solar Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Nine Months ended September 30, 2011
And the Period from July 8, 2010 (Inception) through September 30, 2011 and 2010
(Unaudited)

	Three months	Nine months
	ended	ended	July 8, 2010 (inception)	July 8, 2010 (inception)
	September 30,	September 30,	through September 30,	through September 30,
	2011	2011	2010	2011
Revenues	$9,495	$9,495	$-	$9,495
Cost of sales	4,000	4,000	-	4,000
Gross margin	5,495	5,495	-	5,495
Operating expenses
General and administrative expenses	451,405	1,422,673	3,394,502	5,212,459
Amortization of intangible asset	45,416	132,500	27,778	210,457
Total operating expenses	496,821	1,555,173	3,422,280	5,422,916
Net loss from operations	(491,326)	(1,549,678)	(3,422,280)	(5,417,421)
Loss on extinguishment of debt	-	(79,717)	-	(79,717)
Change in fair value of derivative liability	119,088	81,268	-	81,268
Interest expense	(167,016)	(1,609,218)	(143,694)	(1,803,960)
Net loss	$(539,254)	$(3,157,345)	$(3,565,974)	$(7,219,830)
Basic and diluted net loss per share	$(0.10)	$(0.59)
Basic and diluted weighted average shares	5,475,366	5,395,634

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
Formerly known as EPOD Solar Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2011
And the Period July 8, 2010 (Inception) through September 30, 2011 and 2010
(Unaudited)

	Nine months	July 8, 2010	July 8, 2010
	ended	(inception)	(inception)
	September 30,	through September 30,	through September
	2011	2010	30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,157,345)	$(3,565,974)	$(7,219,830)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	316,638	3,234,634	3,686,272
Amortization of intangible asset	132,500	27,778	210,457
Interest expense from revaluation of SSCD warrants	1,180,886	-	1,180,886
Interest expense on beneficial conversion feature related to SSCD warrants	-	126,607	126,607
Loss on extinguishment of debt	79,717	-	79,717

Change in fair value of derivative liability	(81,268)	-	(81,268)
Incentive and interest paid on prepayment of debt	25,833	-	25,833
Amortization of debt discounts	326,494	17,087	377,755
Change in operating assets and liabilities
Accounts receivable	(3,125)	-	(3,125)
Prepaid expenses	-	(19,505)	-
Inventory	(37,836)	-	(37,836)
Accounts payable and accrued liabilities	234,900	19,298	307,455
Bank indebtedness	8,727	-	8,727
Net cash used in operating activities	(973,879)	(160,075)	(1,338,350)

CASH FLOWS FROM INVESTING ACTIVITIES
License deposit	(64,925)	-	(64,925)
Loan to shareholder	-	(6,711)	-
Net cash used in investing activities	(64,925)	(6,711)	(64,925)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of Convertible Debentures	851,000	-	851,000
Proceeds from Senior Secured Convertible Debentures	-	400,000	400,000
Proceeds from exercise of warrants	-	25,000	25,000
Proceeds from loans payable-shareholders	834,000	-	834,000
Repayments from loans payable-shareholders	(246,000)	-	(246,000)
Proceeds from loan payable	-	-	76,875
Proceeds from loan payable - related party	35,000	-	107,600
Repayment of loan payable - related party	(45,200)	-	(45,200)
Repayments of note payable - related party	(393,190)	(136,805)	(600,000)
Net cash provided by financing activities	1,035,610	288,195	1,403,275

INCREASE (DECREASE) IN CASH	(3,194)	121,409	-

CASH, BEGINNING	3,194	-	-
CASH, ENDING	$-	$121,409	$-

(CONTINUED)

Hybrid Coating Technologies Inc.
Formerly known as EPOD Solar Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months ended June 30, 2011
And the Period July 8, 2010 (Inception) through September 30, 2011 and 2010
(Unaudited)

	Nine months	July 8, 2010	July 8, 2010
	ended	(inception)	(inception)
	September 30,	through September	through September
	2011	30, 2010	30, 2011
Supplemental cash flow information

Interest paid	$6,000	$-	$6,000
Acquisition of intangible asset through issuance of note payable	$150,000	$500,000	$650,000
Discount arising from warrants attached to issuance of SSCD	$-	$-	$273,393

Discount arising from loans payable -shareholders	$92,075	$-	$92,075

Transfer of loans and SSCD to Convertible Debentures	$310,000	$-	$310,000
Conversion of accrued interest to convertible debentures	$14,167	$-	$14,167

Discount on Convertible Debentures	$558,248	$-	$558,248

Shares issued for premium on shareholder loans	$36,000	$-	$36,000

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
Formerly known as EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Hybrid Coating Technologies Inc. (the “Company”, “HCT”) formerly EPOD Solar Inc. (“EPOD”), (see below), was incorporated in the State of Nevada on July 8, 2010 and is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

The Company manufactures and sells under license, alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™, including coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder).

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of EPOD Solar Inc., included in Form 10-K filed on April 15, 2011 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

On July 27, 2011 the Company by majority vote of shareholders amended its articles of incorporation to change its name to Hybrid Coating Technologies Inc. from EPOD Solar Inc. Further, the name change was approved by the Nevada Secretary of State on September 7, 2011, and the Company’s OTC Bulletin Board trading symbol has been changed to HCTI.ob.

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

As part of this licensing agreement, EPOD agreed to pay Nanotech a one-time licensing fee of $500,000 and a 5% royalty on sales. The $500,000 of capitalized license rights are being amortized over a three year life. The amount of amortization for the period ending September 30, 2011 was $125,000.

On March 17, 2011 the Company and Nanotech amended the Agreement to now include the territory of the Customs union of Belorussia, Kazakhstan Republic and Russian Federation (the “Russian Territory”), on an exclusive basis for a period of ten years from the date of the signing of this amendment. In exchange for the right to manufacture and sell in the Russian Territory, the Company shall pay to the Licensor an ongoing royalty of 7.5% payable and paid a one-time royalty fee of $150,000 These capitalized license rights will be amortized over a ten year period.

Amortization of license rights for the period ending September 30, 2011 was $132,500.

Hybrid Coating Technologies Inc.
Formerly known as EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Intangibles consist of the following at September 30, 2011:

September 30
2011
Licenses	$650,000

Total Intangible asset	650,000
Less: accumulated amortization	210,457
Total intangible asset, net	$439,543

On July 7, 2011, a second amendment was made to the Agreement granting the Company an option (the “Option”) for a period of six months from the signing of this amendment to Manufacture and Sell in the territory of the European Continent on an exclusive basis for a period of five years from the date the option is exercised, after which time the European Right shall continue perpetually on a non-exclusive basis. In any event, the Option may not be exercised past the Option Exercise Deadline. In exchange for this Option, the Company shall pay to the Licensor a one-time royalty fee of $1,250,000 payable within 24 months of the exercise of the Option. At September 30, 2011 the Option has not yet been exercised. The Company has advanced $64,925 to Nanotech related to the option as at September 30, 2011. These advances are refundable to the Company in the event the option is not exercised.

NOTE 3 - FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of the Company’s financial instruments.

	September 30, 2011
	Carrying	Estimated Fair
	Value	Value
Financial assets
Accounts receivable	3,125	3,125

Financial liabilities
Bank indebtedness	8,727	8,727
Accounts payable and accrued liabilities	293,289	293,289
Loan payable-related party	62,400	62,400
Loan payable	27,500	27,500
Loans payable -shareholders	613,382	664,800
Convertible Debentures	701,963	1,201,000
Senior Secured Convertible debentures	160,785	200,000
Derivative Liability	476,980	476,980

Hybrid Coating Technologies Inc.
Formerly known as EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 4 – LOANS PAYABLE – SHAREHOLDERS

At September 30, 2011, $60,000 remains due and payable on the January 17, 2011 loan that matured on April 30, 2011. For the $110,000 January 21, 2011 loan that matured on May 21, 2011, $35,000 remains due and payable.

The $53,000 (each) March 2, 2011 and March 8, 2011 loans were paid in full during the period ended September 30, 2011.

The May 24, 2011, $55,000 loan was paid In full during the period ending September 30, 2011.

The June16, 2011 loan which matured October 16, 2011 is in default. The lender did not exercise his collateral of 60,000 Company shares and has granted the Company an extension through February 16, 2012.

On July 15, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder loaned the Company $100,000 with a maturity date of October 15, 2011. The loan included two premium elements: a $20,000 premium payable at maturity, and the issuance by the Company of 25,000 common stock warrants with a 2 year term and an exercise price of $1.48 (see valuation methodology below). The premiums totaled $47,915 and are being amortized as interest expense over the life of the note through October 15, 2011.

The Company has only repaid $10,000 of the loan during the quarter. On November 4, 2011 the lender has granted the Company an extension of the maturity date until December 1, 2011. In the event of default, the shareholder will receive an additional 30,000 common stock warrants with a maturity of 24 months and an exercise price of $1.48.

The relative fair value of the warrants issued on connection with the July 15, 2011 loan was determined to be $27,915 using the Black-Scholes methodology and the assumptions discussed in the table below.

July 15, 2011 warrants :
Expected volatility	103.23%
Expected life	2 years
Risk-free interest rate	0.37%
Dividend yield	$ Nil

On July 29, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder loaned the Company $100,000 with a maturity date of November 29, 2011. The loan carries an interest payment of $1,000 per month. As collateral, the Company has pledged 70,968 shares for $110,000. In the event of default, the shareholder will receive 50,000 warrants with an exercise term of 24 months and an exercise price of $1.48.

On August 1, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $74,000 to be repaid by the maturity date of August 1, 2012. The loan has a $14,800 premium half payable on signing date and half payable at maturity. In addition 20,000 shares will be issued as a premium, the fair value of which was $24,000 at the execution of the loan. The premium will be amortized over the term of the loan. The Company has amortized $12,633 of the $38,800 total premium. In the event of default, the shareholder will receive 50,000 warrants with an exercise term of 24 months and an exercise price of $1.48.

On July 31, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder loaned the Company $150,000 with a maturity date of July 31, 2012. $1,875 interest per month is payable for the term of the loan.

Hybrid Coating Technologies Inc.
Formerly known as EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

On September 21, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder loaned the Company $50,000 with a maturity date of September 21, 2012. The Company will pay a cash premium of $5,000 at maturity, and will issue 10,000 shares as a premium valued at $12,000 based on the share value on the measurement date (date of loan). The premium will be amortized over the term of the loan. Interest of $625 per month will be charged for the term of the loan.

The January 17 and 21, 2011 loans and the June 16, 2011 loan are currently in default. See Note 9 for further information.

NOTE 5 – CONVERTIBLE DEBENTURES

On April 29, 2011 the Company issued $1,201,000 in convertible debentures (“Debentures”) with a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are convertible by dividing the conversion amount by a conversion factor of 1.4, yielding Units of the Company where each Unit (at a price of $1.40 per Unit) , comprises of 1 share of common stock at and one half a stock purchase warrant of the Company with an exercise price of $2.00 and an exercise term of 36 months. Warrants are exercisable at the option of the holder at any time prior to maturity. The Debentures carry an anti-dilution provision as follows: The conversion price applicable to the Debentures is subject to reset in the event of a Dilutive Issuance (as defined in the Debenture agreement) by the Company. A Dilutive Issuance excludes shares or options issued to employees, officers, directors or consultants pursuant to stock option plans approved by the Board of Directors.

The embedded conversion features in the Convertible Debentures and attached Warrants should be accounted for as a derivative liability based on guidance in FASB ASC 815, derivatives and Hedging. The Warrants contain full ratchet reset features (subject to adjustment for dilutive share issuances) and based on the guidance in ASC 815 should also be valued as a derivative liability. We analyzed the derivative financial instruments, (the Convertible Debenture, Share Purchase and Warrants) in accordance with FASB ASC 815, Fair Value Measurements and Disclosures.

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

Hybrid Coating Technologies Inc.
Formerly known as EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited

A corresponding discount of $558,248 was recorded against the convertible debenture. Amortization of the debt discount was $59,211 and $35,879 for the nine and three months ending September 30, 2011, respectively. The discount is amortized using the effective interest method over the three year term of the debt. An unamortized discount of $499,037 remains at September 30, 2011. Marking to market at September 30, 2011 the company recorded the change in the fair value of the derivative liability as a gain of $81,268 to bring the value of the derivative liability to $ 476,980. Interest of $51,002 has been accrued to September 30, 2011 on the Convertible Debentures.

The Convertible Debentures issued on April 29, 2011 were valued with the following assumptions:

- The stock projections are based on the estimate volatilities for each period;
- An event of default would occur 1% of the time, increasing 0.50% per quarter and would occur 10% of the time at maturity;
- Conversion ($1.40 and subject to adjustments) to stock would be limited by the average trading volume ($75,627 per month increasing by 5% per period) and the holder would convert throughout the period;)
- Reset events projected to occur based on future stock issuance (every 12 months on 6/30) resulting in a reset conversion price. Reset events (initial conversion price $1.40) projected to occur annually generating a projected conversion price of $1.142.
- The Financing Issuance will be predominant over the Dilutive Issuances to reset the conversion price.
- The Company would have funds available to redeem the notes 0% of the time, increasing 0.0 % per quarter;
- The Holders would convert up to the maximum ownership limit on a monthly basis;

And the projected volatility curve for each valuation period was based on the historical volatility of the Company:

	1 year	2 year	3 year	4 year	5 year
4/29/11	42%	66%	118%	129%	134%
6/30/11	49%	71%	126%	137%	142%
9/30/11	44%	63%	118%	133%	139%

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

The unamortized discount of $39,215 is as a result of the relative fair value of the Series A and B warrants attached to the SSCD. Amortization of the debt discount was $22,665 for the quarter ending September 30, 2011. The discount is amortized using the effective interest method over the two year term of the debt. Interest of $5,000 for the quarter has been accrued. $200,000 of the debt was repaid along with $14,167 of accrued interest and $25,833 as an incentive payment for pre-payment. This $240,000 was repaid through the issuance of a Convertible Debenture due April 29, 2014. A loss on extinguishment of debt of $79,717 has been recorded in accordance with ASC-470, Debt.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

Hybrid Coating Technologies Inc.
Formerly known as EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

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

The valuation of the warrants issued with the loans payable - shareholders (see note 4) was determined to be $92,075 and was recognized as a debt discount with an offsetting increase in additional paid –in capital. $87,524 of this discount has been fully amortized at September 30, 2011 and included in interest expense, $4,551 of un-amortized discount remains at September 30, 2011.

On May 16, 2011 the Company issued to shareholders: 20,000 shares to an employee and 92,928 to consultants as payment for services with a fair value of $175,038.

On June 15, 2011, the Company issued 20,000 shares to consultants as payment for services with a fair value of $31,000.

On August 1, 2011 and September 1, 2011 the Company entered agreements with shareholders whereby loan premiums of 20,000 and 10,000 shares respectively would be issued to shareholders. Although the shares have not been issued the Company has recorded a reduction of the loan and an increase in additional paid –in capital of $36,000 to reflect the value of these shares.

On September 6, 2011, the Company issued 40,000 shares to a consultant as payment for services with a fair value of $59,600.

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

Hybrid Coating Technologies Inc.
Formerly known as EPOD Solar Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Under the Plan, the Company may grant certain employees both incentive and non-qualified options to purchase shares of common stock. The Plan is authorized to grant options covering up to seven hundred thousand (700,000) shares.

NOTE 8– RELATED PARTY TRANSACTIONS

The Company repaid $45,200 and borrowed an additional $35,000 on a shareholder loan that is non-interest bearing and unsecured, with no specific terms of repayment or collateral. At September 30, 2011, $62,400 remains outstanding. During the nine months ending September 30, 2011, the Company repaid $393,190 of the note payable to the related party described in note 2. The loan is fully paid. The Company has prepaid $64,925 of licensing fees to that same company.

NOTE 9– SUBSEQUENT EVENTS

The Company is in default of payment on the January 17, 2011 loan of which $60,000 was due April 30, 2011. The Company is also in default of $35,000 owed on the January 21, 2011 loan that was due May 21, 2011 and of $27,500 that was due May 16, 2011 from a loan issued November 16, 2010. The lenders have not called the debt and the Company plans to cure the defaults.

The Company is in default of June 16, 2011 of which $66,000 was due October 16, 2011. The Company has also pledged 60,000 common shares as security. The lender executed an extension through February 16, 2012 and did not exercise the collateral.

The Company is in default of $110,000 July 15, 2011 note, due October 15, 2011. The Company also pledged 30,000 common stock warrants with a term of 24 months and an exercise price of $1.48 to be issued in the event of default. On November 4, 2011 the lender has granted the Company an extension of the maturity date to December 1, 2011 without issuance of the 30,000 warrants.

On October 18, 2011, Nanotech Industries International Inc., (“NTII”) the Registrant’s wholly owned subsidiary and Nanotech Industries Inc. (“NTI”) entered into a Licensing Agreement (“Licensing Agreement”) granting NTII an option (“Option”) to be exercised within six months of the signing of the Licensing Agreement, for the manufacturing and sale of environmentally safe adhesives and sealants (“LICENSOR Product”), for the following on for the following:

1.

The Registrant shall issue to NTI a one-time licensing fee (“Licensing Shares”), an aggregate number of shares of the Registrant’s common stock which shall give NTI, immediately upon such issuance of shares, 15% (fifteen percent) ownership in the Registrant. The Licensing Shares shall be issued upon exercise of the Option to all of the shareholders of NTI at the time of issuance on a pro-rata basis and shall be issued as fully paid and non-assessable and shall bear the requisite restrictive legend in accordance with applicable securities law.

2.

NTII shall pay to NTI a royalty of 7.5% (seven and one half percent) of Gross Revenue from the Sale of the LICENSOR Product (“Royalty”) for the duration of this Agreement. The Royalty shall be paid on a quarterly basis 65 calendar days after the end of each quarter (the “Royalty Payment Period”) and shall be based on the Gross Revenue as stated in NTI’s quarterly statements.

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

The following information should be read in conjunction with the unaudited financial statements for the period ended September 30, 2011 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the period ended September 30, 2011.

Overview

Company Background

Hybrid Coating Technologies Inc.’s principal office is located in Daly City, California, U.S.A.

As of September 30, 2011, HCT had 3 employees.

HCT offers an alternative to toxic formulations of polyurethane (PU) worldwide through its exclusive distribution rights which provide for a cost-effective alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™. Its focus is within the C.A.S.E. segment specifically for large industrial and commercial coatings applications where Green Polyurethane™ has a natural competitive advantage over other PU and epoxy coatings due to its superior chemical resistance and environmentally safe properties with reduced health risks.

HCT intends to establish full commercial-scale manufacturing for both of its products at Adhpro Adhesives in Magog, Quebec and Simpson Coatings in California through non-exclusive toll manufacturing agreements.

HCT’s strategy is to avoid large capital investments in manufacturing and to outsource the manufacturing of the HCT Products to third-party manufacturers. At current capacity, the Company can outsource the manufacture of up to 20,000 tons per year.

HCT is currently at the commencement of the commercialization phase of its business model. HCT plans on significantly expanding its sales and client base by promoting the Nanotech Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships. The company has undergone extensive product testing, which has delayed the sales of the product but is in advanced discussions with many customers to sell the product. The company now expects to have sales in the fourth quarter of 2011.

Results of Operation

HCT is a developmental stage company and as such does not yet have any significant revenues. Management is in talks with prospective clients and the Company expects to have significant revenues in fiscal year 2012. General and Administration expenses for the three and nine months ended September 30, 2011, after removing stock –based compensation of $59,600 and $316,638, respectively, amounted to $391,805 and $1,106,035, respectively, with only non-cash charges related to loss on extinguishment of debt and change in fair value of derivative liability as well as amortization and interest expense leading to a net loss of $539,254 and $3,157,345 for the three and nine months ended September 30, 2011, respectively. However the Company expects to significantly increase operating expenses including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

Liquidity and Capital Resources

The Company had bank indebtedness of $8,727 as of September 30, 2011. The Company recently raised $499,000 this quarter through shareholder loans with varying maturities within a year. The Company will be proceeding through another round of financing and to date the company has received $14,500 towards this. This will increase the Company’s liquidity on a moving forward basis. The Company intends to raise additional capital through debt and equity offerings to fund ongoing operations, but has no assurances of being able to do so.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Development Stage Company

The Company complies with ASC 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4.

Removed and Reserved

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29,2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29,2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (8)
10.11	Licensing Agreement between Nanotech Industries International Inc and Nanotech Industries Inc. dated October 18, 2011 (9)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 30,2010
(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14,2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3,2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6,2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7,2011
(9) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on October 18,2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2011	EPOD SOLAR INC.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)