Form 10-K
period 2011-12-31
HYBRID Coating Technologies Inc.
filed 2012-05-17
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED December 31, 2011

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

Yes [   ]                                       No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,346,601 based on the closing price of $ 0.26 for the common stock on April 26, 2012.

Number of shares outstanding of the registrant’s class of common stock, as of May 8, 2012 was 6,190,868.

The Company recorded revenues of $4,870 for its most recent fiscal year ended December 31, 2011.

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

Hybrid Coating Technologies Inc.’s anticipated cash needs and estimates regarding its capital expenditures, as well as its capital requirements and need for additional financing;

Hybrid Coating Technologies Inc.’s ability to maintain its production capacity, staff complement and manufacturing performance in a cost-effective way;

Hybrid Coating Technologies Inc.’s ability to identify and retain personnel for the continued manufacturing and sale of the Nanotech Products;

Hybrid Coating Technologies Inc.’s ability to successfully commercialize its products including the Green Polyurethane™ products and to develop and commercialize new products and services;

Hybrid Coating Technologies Inc.’s ability to maintain current strategic relationships and develop relationships with new strategic partners;

Hybrid Coating Technologies Inc.’s ability to maintain its relationship with its current manufacturing partners;

Hybrid Coating Technologies Inc.’s ability to maintain its rights pursuant to the Licensing Agreement:

Hybrid Coating Technologies Inc.’s competitive position and its expectations regarding competition from other paint manufacturers and suppliers; and

Anticipated trends and challenges in Hybrid Coating Technologies Inc.’s business and the markets in which it. operates.

PART I

ITEM 1. DESCRIPTION OF OUR BUSINESS

Our Business

On August 30, 2010, the Company consummated an August 16, 2010 Stock Purchase Agreement (the “Stock Purchase Agreement”) with Nanotech Industries International Inc., (“Nanotech”) a Nevada corporation located in Daly City, California. A previous January 31, 2010 agreement with Nanotech Industries Inc. (“NTI”), a related party of Nanotech, was terminated August 16, 2010 prior to its effectiveness.

Under the terms of the Stock Purchase Agreement, the Company agreed to acquire all of the issued and outstanding shares of capital stock of Nanotech (“Nanotech Shares”) from the holders of the Nanotech Shares (“Nanotech Shareholders”). In consideration for the purchase of the Nanotech Shares from the Nanotech Shareholders (the “ Nanotech Acquisition”), the Company issued an aggregate of 3,381,003 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), to the Nanotech Shareholders. In addition, certain shareholders of the Company agreed to have 1,028,000 of their shares cancelled as part of the transaction. This transaction was closed on August 30, 2010.

Subject to completion of all required regulatory filings, the Company also intends to take such steps as may be necessary to appoint the senior management of Nanotech to the board of the Company.

As a result of the Nanotech Acquisition, Nanotech is now a wholly owned subsidiary of the Company. The Company intends to pursue the business of its Nanotech subsidiary and assume and execute Nanotech’s business plan as its sole business. (See “ Incorporation and Business of Nanotech” below).

The products manufactured and sold by the Company (“Nanotech Products”) comprise both:

(1)	coatings and raw binder ingredients comprised of Green Polyurethane™ Monolithic Floor Coating and Green Polyurethane™ Binder and hereinafter referred to as “Coating Products”.

(2)	sealants and adhesives comprised of Green Polyurethane™ and hereinafter referred to as “Sealant Products”.

The Company was granted the right to manufacture and sell the Nanotech Products pursuant to an agreement (“Licensing Agreement”) entered into between the Company and Nanotech Industries Inc. (“NTI”), the holder of the proprietary rights to the license and intellectual property required for the manufacturing of the Nanotech Products. The Nanotech Products will target the coatings, adhesives, sealants and elastomers (“C.A.S.E.”) market in North America, Europe, and the Russian Territory ( including the Russian Federation, Belorussia, Kazakhstan Rupublic) with an option to sell in Asia and the rest of the world pursuant to the terms of the Licensing Agreement

NTI and the Company are related parties by virtue of common ownership and control. NTI is privately-held.

“The Company” and “the Registrant”, as referred to herein, includes Hybrid Coating Technologies Inc. and/or its wholly owned subsidiary, Nanotech.

Incorporation and Business of Nanotech

The Company was incorporated under the laws of the State of Nevada on July 8, 2010. On July 12, 2010, the Company entered into the Licensing Agreement(“ Initial Licensing Agreement”)for the manufacturing and sale of the Nanotech Coating Products, alternative , nonisocyanate polyurethane , Green Polyurethane™, including coatings and raw binder ingredients (Green Polyurethane™ Monolithic Floor Coating and Green Polyurethane™ Binder). The Nanotech Coating Products will be sold to the C.A.S.E. market in North America, with options to sell in Europe, South America, Asia and the rest of the world.

Initial Licensing Agreement Note 1

The terms of the Initial Licensing Agreement (the “Agreement”) are as follows:

(i)

The Company was granted, effective July 12, 2010, manufacturing and sale rights (“North American Licensing Rights”) for the Coating Products on an exclusive basis for a 36-month period (“Exclusivity Period”) for the territory of North America. In consideration for the North America Licensing Rights, Nanotech paid NTI a one- time licensing fee of $500,000 and a royalty of 5% of future gross Coating Product sales.

(ii)

Within the Exclusivity Period, the Company shall have the option (“American- European Option”) to acquire perpetual and exclusive licensing rights for all of North America, South America and Europe (“Perpetual American-European Licensing Rights”). Should the Company wish to exercise the American-European Option, the Company shall issue to NTI an aggregate number of shares (“Coating Shares”) of common stock of the Company which shall give NTI, immediately upon such issuance of shares, a 52.5% ownership stake in the Company.

(iii)

Should the Company exercise the American-European Option, the Company shall then have an additional option to obtain perpetual and exclusive Licensing Rights for all of Asia and the rest of the world (“Asia Option”). Should the Company exercise the Asia Option, the Company shall issue to NTI an aggregate number of shares of common stock of the Company which shall give NTI, immediately upon such issuance of shares, an additional 10% ownership stake in the Company.

Note 1: The InitialAgreement was originally filed in an 8K on August 30, 2010 and the amended version (as described above) was refiled in an 8K on October18, 2011. In the original filing the Licensing Rights included not only the Coating Products but Sealant Products as well. Also, for the”Asia”option the territory was for Asia only and later changed to Asia and the rest of the world.

Subsequent Licensing Agreements and Amendments

(i)

On March 17, 2011 the Company and NTI amended the Agreement to now include the territory of the Customs Union of Belorussia, Kazakhstan Republic and Russian Federation (the “Russian Territory”), on an exclusive basis for a period of ten years from the date of the signing of this amendment. In exchange for the right to manufacture and sell in the Russian Territory, the Company shall pay to the Licensor an ongoing royalty of 7.5% of gross Coating Product sales in the Russian Territory, and a one-time royalty fee of $150,000 (paid as of December 31, 2011).

(ii)

On July 7, 2011, a second amendment was made to the Agreement granting the Company an option (the “Option”) for a period of six months from the signing of this amendment to manufacture and sell Coating Products in the territory of the European Continent on an exclusive basis for a period of five years from the date the option is exercised, after which time the European Right shall continue perpetually on a non-exclusive basis. In exchange for this Option, the Company shall pay to the Licensor a one-time royalty fee of $1,250,000 payable within 24 months of the exercise of the Option. On November 29, 2011 the Company exercised the Option, the payment for which is being financed by NTI. The Company recorded the license at $1,250,000 and the related liability in Note Payable-related party.

iii)	On October 18, 2011, the Company and NTI entered into a second licensing agreement (“Sealant Agreement”) granting the Company an option (“Sealant Option”) to be exercised within six months of the signing of the Sealant Agreement, for the manufacturing and sale of environmentally safe adhesives and sealants (“Sealant Products”), for the following :

1.

The Company shall issue to NTI a one-time licensing fee, an aggregate number of shares (“Sealant Shares”) of the Company ’s restricted common stock which shall give NTI, immediately upon issuance of such shares, a incremental 15% (fifteen percent) ownership stake in the Company.

2.

The Company shall pay to NTI a royalty of 7.5% of gross revenue from the Sale of the Sealant Products (“Royalty”) for the duration of this Agreement. The Royalty shall be paid on a quarterly basis 65 calendar days after the end of each quarter (the “Royalty Payment Period”) and shall be based on the gross revenue as stated in the Company’s quarterly statements.

On December 6, 2011 the Company notified NTI of its intent to exercise the Sealant Option. To date, the Company has not issued the Sealant Shares and exercise of the Sealant Option is not yet deemed effective.

Further information concerning the historical business of Nanotech, the business acquired by the Company in the Acquisition, is set forth below.

Overview

The Company is a development-stage company and has only just begun to implement its business plan. The likelihood of success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. The Company’s long-term viability, profitability and growth will depend upon successful commercialization of the Nanotech Products and the development and commercialization of new products and services relative to its business plan. As a development stage company, the Company has little or no relevant operating history upon which an evaluation of its performance can be made. Such performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products, services and markets.

Business Model

The Company’s business model is based on a two-tier strategy, which includes direct sales and licensing. The company’s ultimate goal is to license its proprietary Green Polyurethane™ formulation to national and/or global coatings formulators and then focus on rolling out the commercialization of other Green Polyurethane™ applications such as adhesives and sealants. In order to achieve this, the Company is proving the validity of its products through direct sales and is therefore targeting large distributors and multiple client bases. The Company intends to focus within the C.A.S.E. segment specifically for large industrial and commercial coatings applications where Green Polyurethane™ has a natural competitive advantage over other polyurethane ("PU") and epoxy coatings due to its superior chemical resistance and environmentally safe properties with reduced health risks. Some of the target applications for Green Polyurethane™ products markets include:

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

In addition to the above, the Company’s business plan includes plans to:

  Increase the number of contractors and applicators contacted

  Contact paint formulators and offer Green Polyurethane™ Binder for their proprietary formulations

  Establish distribution channels utilizing existing distribution hubs

Competitive Strengths

The Company believes that its competitive strengths include the following:

Product Advantage. Green Polyurethane™ is the first ever chemical platform based on modified hybrid PU that is produced using pending patented proprietary methods which completely eliminate the use of toxic isocyanates resulting in a substitute for conventional PU. This results in a product that is 100’s of times less toxic than conventional PU and which has superior properties.

2 Times Wear Resistance & Excellent Adhesion

  Wear resistance is 25-30 (mgs./1000 cycles) or 2 times better than most premium PU coatings
  Adhesiveness - 10-30% higher (depends on substrate)

High Gloss, Self-Priming - Achieve Any Thickness in One Coat

  Green Polyurethane’s™ 100% solids, specific curing formulation can be applied with only one layer at any thickness in specific environments (some substrates in poor condition may need a primer)
  Does not require careful drying of substrates (compared to conventional polyurethane coatings)

Increased Resistance to Chemical Degradation & Corrosion

  Maintains an extended period of corrosion protection, more reliability due to its non-porous coating structure, and better durability than conventional coatings
  Assures more effective protection against aggressive media
  Unlike conventional polyurethanes, Green Polyurethane™ is indifferent to moisture and does not require special moisture controlled conditions in the manufacturing process

  UV and low temperature curing applications available (36-77 ºF) (2-25 ºC)

Safe & Easy curing in Cold, Hot or Sunny Conditions

  Hardens at ambient temperatures

Increased Hydrolytic Stability

  Maintains stability against chemical decomposition upon contact with water through anintramolecular hydrogen bond formed during its curing, thereby improving hydrolytic stability well above that of conventional polyurethanes

Tested Product and Technology. The Green Polyurethane™ technology has been tested, is proven, is commercial ready and currently in use. The Green Polyurethane™ technology has undergone rigorous testing by the Polymer Institute, GmbH, a well-recognized analytical firm for qualifying materials for use in the flooring industry and Assured Testing Services of Pennsylvania .

Testing by the Polymer Institute and Assured Testing Services confirmed Green Polyurethane’s™ claims in regard to its structural and chemical properties and its suitability for use in the flooring industry. In addition, floor coating samples were rigorously tested and were found to perform successfully in accordance with The American Society for Testing and Materials.

Cost Savings. The Company can offer substantial savings to clients in the flooring installation industry due to the unique combination of multiple properties in one coating of Green Polyurethane™ paint. Typically, concrete floors are painted using a primer, base and topcoat, resulting in the need for three different types of coatings for one application, which can be time consuming and costly. By using the Green Polyurethane™ formulation, however, the number of layers can be reduced to one or two, as Green Polyurethane™ does not require a primer, has excellent stand alone adhesion and, in most cases, would not require a top coat due to its excellent mechanical properties. In addition, its zero isocyanate, ~ zero VOC safety features, allow it to be applied without the interruption of business due to public exposure, creating an additional 30-60% savings on application costs for customers.

Management Team. The Company’s management team possesses a diverse set of industry skills and operating experience and a record of success in the scientific R&D, nanotechnology, management, marketing, sales and finance industries.

Growth Strategy

The Company’s business growth model includes a two-pronged strategy of direct sales and licensing. HCT’s ultimate goal is to license our proprietary formulation to national or global coatings formulators. In order to achieve this it is proving the validity of its products through direct sales.

The Company has developed marketing tools, brochures, One-sheets, and a user-friendly website to market its products directly to contractors and applicators of high end coatings and paint. The Company has also participated in high visibility trade shows to highlight the unique qualities of Green Polyurethane™ including the European Coatings Show (March 2011) and World of Concrete (February 2011 and 2012). From these shows, internet marketing (search engine optimization) and direct marketing, the Company has attracted hundreds of prospective clients. Flooring applications done for some of these clients in Montreal, San Jose, Bergen County, New Jersey and New York have allowed the Company to prove that its product can live up to the high standards and safety features advertised.

The Company’s marketing and direct coating sales/application efforts have attracted over 50 established regional and global coatings distributors and formulators who are either testing samples of Green Polyurethane™, applying for final pilot samples of the material prior to ordering commercial quantities or negotiating licensing contracts.

The $3.5 billion EU polyurethane coatings market (JCT CoatingsTech | November 1, 2007 | Challener, Cynthia) is of particular interest to The Company because of the high demand and the overhaul of the EU’s chemical regulatory system. REACH (Registration, Evaluation & Authorization and Restriction of Chemicals) regulations were drafted in 1998 and finally adopted and put into force in June 2007. A major shift in this system will be placing a greater burden of proof on the industry that chemicals are safe. Substances of very high concern must be authorized under REACH and their use may be subject to restrictions. Isocyanates used in making PU are highly toxic and require expensive worker safety and handling procedures. A general movement towards greener products combined with the REACH regulations has accelerated projected growth in the total EU market for less toxic alternatives.

In addition to the above, The Company plans to:

  Increase the number of contractors and applicators contacted
  Contact paint formulators and offer Green Polyurethane® Binder for their proprietary formulations
  Establish distribution channels utilizing existing distribution hubs
  Sub-license technology in certain geographic areas.

The Company intends to work with GBK, a global regulatory compliance consultancy firm, first in the EU marketplace and then in other markets to educate targeted government agencies responsible for setting standards for hazardous chemicals used in coatings.

Educating Regulatory Authorities. The Company intends to educate regulatory agencies of the existence of an alternative to hazardous isocyanate-based polyurethane. The US Environmental Protection Agency (EPA) has shown strong interest in Green Polyurethane™ and has supported the efforts to manufacture and distribute Green Polyurethane™ products in the US and have suggested linking the Green Polyurethane™ technology to the EPA’s new website for spray polyurethane foam.

Maintain and Increase Cost and Operational Advantages. The Company’s strategy is to avoid large capital investments in manufacturing and instead rent facilities and equipment from its strategic partners. Management estimates that the Company can outsource the manufacture of up to 20,000 tons per year.

Subsidiaries

Nanotech Industries International, Inc. (“Nanotech”) is a wholly owned subsidiary of Hybrid Coating Technologies Inc. (collectively “the Company”) and is the source of the Company’s operations.

Legislation and Government Incentives

Current global trends toward more environmentally sound products and new legislative restrictions on the use of hazardous materials and their chemical by-products pose formidable obstacles to PU manufacturers. The European Union (EU) has already begun to take action against isocyanates by passing recent legislation that banned the addition of any new manufacturing capacities of isocyanates. Governmental health agencies and workers unions throughout Europe are beginning to actively speak out against the dangers of isocyanates in the workplace in order to protect and lobby for worker’s safety. On September 2007 the president of FATIPEC (Federation of the Paints, Varnishes, Lacquers and Printing Inks Industries Technologists’ Associations of Continental Europe) along with the Oil & Color Chemists’ Association reported that new EU safety regulations have been put into place which include a tenfold lowering of the concentration limits of isocyanates in all paints.

In addition, the EPA has recently developed a new Action Plan causing any company that produces products with free isocyanates to report any health related incidents related to the isocyanate exposure of its workers and any consumers using its products. These measures are similar to recent EU actions, which preceeded the banning of any Do-It-Yourself (DIY) consumer products with free isocyanates. These new regulations will afford Nanotech the opportunity to gain new ground.

Manufacturing

Overview

The Company, intends to establish full commercial-scale manufacturing for both of its products at Adhpro Adhesives in Magog, Quebec and Simpson Coatings in California through non-exclusive toll manufacturing agreements.

The Company’s strategy is to avoid large capital investments in manufacturing and to outsource the manufacturing of Company Products to third-party manufacturers. At current capacity, the Company can manufacture 20,000 tons per year.

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

Due to its long history, qualifications and production capacity Simpson Coatings is positioned as the primary source of production for the United States and its president is a Board member of Nanotech Industries, Inc. (NTI) ,the owner of the Green Polyurethane™ patents).

Research and Development

The Company does not foresee spending any capital on research and development. The Company has a renewable Licensing Agreement with NTI to sell the Green Polyurethane® Binder and Green Polyurethane™ Monolithic Floor Coating. Any and all research and development for the Nanotech Products is conducted by NTI .

Intellectual Property Protection

Several formulations of Green Polyurethane™ technology are patent and know-how protected through control of the manufacturing process. The underlying patents of Green Polyurethane™ (often referred to as HNIPU or NIPU) have been filed with the U.S Registrar of Patents and are held by NTI and cover both the method for producing and composition of Green PU..

Name of Patent	Filed in USA (No. & Date)
Liquid oligomer composition containing hydroxylamine adducts and method of manufacturing thereof	12/315,580 04/12/2008
Nanostructured Hybrid Oligomer Composition	12/381,626 03/13/2009
Epoxy-Amine Composition Modified with Hydroxyalkyl Urethane	12/383,589 03/26/2009
Method of producing hybrid polyhydroxyurethane network on the base of carbonated-epoxydated unsaturated fatty acid triglycerides	20.09.2010

In addition, with respect to proprietary knowledge that is not patentable and processes for which patents are difficult to enforce, the Company relies on trade secret protection and confidentiality agreements to safeguard its interests. Many elements of the manufacturing process used by the Company may involve proprietary knowledge, technology or data that is not covered by patents or patent applications, including technical processes, equipment designs, algorithms and procedures.

Facilities and Employees

Hybrid Coating Technologies Inc.’s principal office is located in Daly City, California, U.S.A.

As of December 31, 2011, Hybrid Coating Technologies Inc. had 7 employees.

Competition

To date, the Company is unaware of any other nonisocyanate polyurethane product and as such does not have any direct competition. However, it still must compete against major companies manufacturing and supplying toxic PU based paints and coatings. Large members of this market are BASF, Sherwin Williams, PPG, Benjamin Moore, AKZO Nobel, Rust-Oleum and Sika AG. The Company’s products, however, offer these competitors a cost effective and attractive green alternative to their existing coating formulations and this is why almost all of the top 10 formulators in the world have sought out The Company to learn about Green Polyurethane™.

Enviromental Matters

Hybrid Coating Technologies Inc., is not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving its current operations.

Description of the Industry

The total available market for The Company within the polyurethane and coatings industries is currently estimated at $136 billion and comprised of three segments as follows:

  Polyurethane – According to plastemart.com, a well known online authority in the coatings market, “As per Research and Markets, the global market for polyurethanes was estimated at 13,650.00 kilo tons in 2010 and is expected to reach 17,946.20 kilo tons by 2016, growing at a CAGR of 4.7% from 2011 to 2016. In terms of revenue, the market was estimated to be worth US$33 billion in 2010 and is expected to reach US$55 billion by 2016, growing at a CAGR of 6.8% from 2011 to 2016.”

  Global Paints & Coatings – According to Datamonitor’s 2010 paints & coatings Global Industry Guide, “the global paints & coatings market grew by 8.6% in 2010 to reach a value of $103 billion with a volume of 35MM Tons. In 2015, the global paints & coatings market is forecast to have a value of $142 billion, an increase of 37.3% since 2010.” This market comprises three segments: Decorative, Industrial and automotive, speciality and other. HCT’s focus is on “specialty and other,” which comprises 23% of the market.

  Nano Coatings - The market for nanocoatings was $2.1 billion in 2009 and projected to reach $3.3 billion in 2010 and $17.9 billion in 2015 with a five-year CAGR of 39.5% (BCC research, Jan. 2010).

Total Serviceable Market (TSM)

The Serviceable available market is currently estimated at $32 billion in value as follows:

  Polyurethane – Out of the total $33BB global paints & coatings market, 25% or $8.25 billion accounts for binders, coatings & adhesives, available for the Company to service.

  Global Paints & Coatings – Out of the total $103 billion polyurethane market 23% or $23.7 billion accounts for “specialty and other”, available for the Company to service.

  NanoCoatings - Out of the total $3 billion nanocoatings market, the company anticipates servicing 5% or $150 million.

The only polyurethane markets for which it would not be economical to use Green Polyurethane™ are certain foams, which are produced at very low costs for furniture. However, Green Polyurethane™ can still be used for other polyurethane based foam products on a competitive basis. Green Polyurethane™ could also replace up to 20% of the high-end epoxy flooring/coating market.

Total Obtainable Market (TOM)

The Company sees a potential to capture 1% market share of the total $33 billion serviceable market worth $330 million in gross revenues.

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

According to the Center for the Polyurethanes, the industry is generally broken up into the following segments:

  Flexible Foam – used in bedding, furniture, automotive interiors, carpet underlay and packaging
  Rigid Foam – energy-efficient and versatile insulation, which results in cutting fuel and construction costs while making commercial and residential properties safer, better utilized and more comfortable
  Thermoplastic Polyurethane (TPU) – highly elastic, flexible and resistant to abrasion, impact and weather. TPU’s can be colored or fabricated in a wide variety of methods, and their use increases a product’s overall durability
  Coatings, Adhesives, Sealants and Elastomers – coatings make a product more esthetic and durable; adhesives provide strong bonding advantages; sealants provide tighter seals; elastomers can be molded into almost any shape, are lighter than metal, offer superior stress recovery and can be resistant to many environmental factors and the Company hold licenses for the coatings segment and has options to license rights for the sealants and adhesives segment .

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business, Products and the Green Polyurethane Industry

Risks Related to Hybrid Coating Technolgies Inc.’s Business Operations

We have a limited operating history.

The Company was incorporated on July 8, 2010 and has limited or no operating history. As such historical operating results may not provide a meaningful basis for evaluating the business, financial performance and prospects. You should consider the Company’s business, operations and prospects in light of the risks, expenses and challenges faced as an early-stage company.

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

The Company’s future success depends on its ability to increase its client base and distribution channels

We will initially sell the Nanotech Products primarily to end-users within North America. If we are unable to successfully increase our client base and expand our distribution channels, our revenues and future prospects may be materially harmed. As we seek to grow our sales by entering new markets, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with manufacturers and distributors. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets at all or in accordance with our current plans. Our ability to enter into and maintain relationships with resellers will be influenced by factors beyond our control, including the relationships between these resellers and our competitors and market acceptance of our products.

Our dependence on third party manufacturers for the manufacturing of all the Nanotech Products could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.

We obtain all of the the Nanotech Products using third party manufacturers and assemblers and using materials and components procured from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required time frames which may, in turn, result in order cancellations and loss of market share. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products or increase their component costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us.

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

We will sell the Company Products to companies within North America. If we are unable to successfully expand our distribution channels and client base significantly, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering existing and new markets in some of which we have little experience selling coatings, adhesive and sealant products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans.

The Company is delinquent in its payroll tax remittances.

The Company is delinquent on its state and federal payroll tax remittances. The State of California has issued a Notice of State Tax Lien against the property and rights owned by the Company covering interest and penalties for non-payment of payroll remittances.

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

The Company may exercise its American-European Option and additionally it’s Asia Option in the Licensing Agreement which will result in your shareholdings being significantly diluted.

The Company has already exercised its Sealant Option which gives the Licensor an additional 15% ownership in the Company.

Should the Company exercise the American-European Option or also exercise the Asia Option, (as defined in the Licensing Agreement), this will result in a significant issuance of Common Stock in return for Perpetual Licensing Rights (as defined in the Licensing Agreement). This share issuance will also result in a change of control and NTI will own 52.5% of the Company’s outstanding Common Stock in return for the exercise of the American-European Option (and an additional 10% of the Company’s outstanding Common Stock in the event the Company also exercises the Asia Option). On December 6, the Company exercised it’s Sealant option which entitles NTI to 15% of the outstanding shares in the Company when effective. As a result, NTI will have substantial influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of the assets. The interests of NTI could conflict with or differ from your interests as a holder of common shares. For example, the concentration of ownership held by NTI could delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination which you may view favorably.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted, through solicitation of proxies or otherwise, to a vote of our stockholders during the fourth quarter of the Company’s fiscal year ended December 31, 2011.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is quoted on the OTC Bulletin Board. Our shares were first traded on the OTC Bulletin Board on July 10, 2009 under the name “Allora Minerals, Inc.”, (OTCBB: ALRL). On August 12, 2009, the change of the Registrant’s name to Epod Solar Inc. was approved by the NASD, and we were issued the new trading symbol “EPDS”. On July 27, 2011 the Company changed it’s name to Hybrid Coating Technologies Inc. and on September 7, 2011 that change was approved by the Nevada Secretary of State and the Company was issued a new trading symbol “ HCTI.ob”.

The following table indicates the high and low bid prices of our common stock obtained during the periods indicated:

	For the period ended		For the period ended
	December 31,2011		December 31,2010
	High	Low	High	Low
First Quarter	$1.72	$0.15	$0.06	$0.01
Second Quarter	$1.72	$0.95	$0.17	$0.01
Third Quarter	$1.55	$1.05	$1.88	$0.13
Fourth Quarter	$1.55	$1.05	$1.65	$1.00

The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

The number of holders of record of our shares of our common stock, as of December 31, 2011 was 243.

Penny Stock Rules

The United States Securities and Exchange Commission (“SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system; provided, that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation.

The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser; and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company’s operations and financial position. Some sections of this MD&A contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. The Company’s actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports filed by the Company with the SEC. See “Risk Factors” and “Special Note Regarding Forward Looking Statements”.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

Basis of Presentation

This MD&A on the Company’s operating results and cash flows for the fiscal year ended December 31, 2011 as well as its financial position at December 31, 2011, should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Company Overview

Headquartered in Daly City, CA , Hybrid Coating Technologies Inc.’s (formerly Epod Solar Inc) (“HCT” ) core business is that of it’s wholly-owned subsidiary, Nanotech Industries International Inc. (‘Nanotech”). This business is the manufacturing and sale of alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™. The products manufactured and sold by Nanotech (“Nanotech Products”) include coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder). Nanotech was granted the right to manufacture and sell the Nanotech Products pursuant to an agreement (“Licensing Agreement”) entered into between Nanortech and NTI (Nanotech Industries Inc.) the holder of the proprietary rights to the license and intellectual property required for the manufacturing of the Nanotech Products. The Nanotech Products will target the coatings, adhesives, sealants and elastomers (“C.A.S.E.”) market in North America, with options to sell in Europe, South America and Asia, pursuant to the terms of the Licensing Agreement. (see Note 4 to consolidated financial statements and Item 1 –Description of Business) .

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2011, the Company had no off-balance sheet arrangements.

Summary of Critical Accounting Estimates

Development Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” in its characterization of the Company as an development stage enterprise.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $8,728,044 since inception. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support The Company’s working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to curtail its operations.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Operating Results for the Fiscal Year Ended December 31, 2011

Results of Operations

We have had no significant operating revenues for the period from our inception on July 8, 2010 through our fiscal year ended December 31, 2011, save for samples sales of $4,870. Our activities to date have been financed from the proceeds of share subscriptions, proceeds from Convertible Debentures issued and from loans from related and other parties and trade payables.

For the period from inception on July 8, 2010 through our fiscal year ended December 31, 2011, we incurred total net expenses of $8,732,914 including non-cash charges of $4,124,452 from stock-based compensation, intangible asset amortization of $272,540, amortization of debt discounts of $454,001, interest expenses of $1,333,326, loss on extinguishment of debt of 79,717, loss on impairment of intangible assets of $631,917, a gain in the fair value of the derivative liability of $77,787. Also incurred were other general and administrative expenses of $1,769,973, cost of sales of $4,000 and other interest charges of $140,775.

Liquidity and Capital resources

We had zero cash balances at December 31, 2011. We do not have enough cash on hand to commence operations.

From our inception we raised $25,000 through an exercise of warrants at $0.40 per share for 62,500 shares. We issued 100,000 shares for fair value services rendered with respect to media relations of $135,000 in the fourth quarter of 2010. We issued Senior Secured Convertible Debentures for $400,000 on August 16, 2010. We raised an additional $75,000 and $72,600 from short-term loans in the 4th quarter of 2010

In April 2011, the Company raised $1,201,000 in Convertible Debentures, with an individual face value of $5,000, a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. Each debenture shall be convertible (using a conversion factor of 1.4) into 3571 Units of the Company where each Unit (at a price of $1.40 per Unit) , comprises of 1 share of common stock at and one half a stock purchase warrant of the Company with an exercise price of $2.00 and a maturity of 36 months. Warrants are exercisable at the option of the holder at any time prior to maturity. The Debentures shall carry an anti-dilution provision if the total outstanding shares exceed 9,250,000 shares.

In 2011 the Company has received 834,000 in short term loans from shareholders.

In February 2012 the Company issued $119,500 in Convertible Debentures.(see Note 13)

Principal Cash Flows for the Fiscal Year Ended December 31, 2011

Operating activities used cash flows of $1,066,635. Net change in operating assets and liabilities generated cash flows of $406,697. This increase in use of cash relates primarily to the net loss incurred during 2011 after adjusting for non-cash expenses.

Investing activities provided $150,000 through the sales of license rights to a related party.

Financing activities provided cash flows of $913,441, primarily as a result of receipt of funds for the issuance of $851,000 in Convertible Debentures, $834,000 in shareholder loans and $60,000 in loan payable-related party. In addition, the Company repaid $516,359 of the Note Payable - Related party, repaid loans payable shareholders $270,000 and repaid loan payable-related party $45,200.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hybrid Coatings Technology Inc.
Formerly Known as EPOD Solar Inc.
(A Development Stage Company)

Consolidated Financial Statements
December 31, 2011

Hybrid Coatings Technology Inc.
Formerly Known as EPOD Solar Inc.
(A Development Stage Company)

Consolidated Financial Statements
December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Hybrid Coating Technologies Inc.
(formerly EPOD Solar Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Hybrid Coating Technologies Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2011 and period from July 8, 2010 (inception) to December 31, 2010 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011 and the periods from July 8, 2010 (inception) to December 31, 2010 and 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
May 10, 2012

Hybrid Coatings Technology Inc.
Formerly Known as EPOD Solar Inc.
(A Development Stage Company)
Consolidated Balance Sheets
As at December 31, 2010 and December 31, 2011

	December	December
	31,	31,
	2011	2010
ASSETS
Current assets
Cash	$-	$3,194
Samples and supplies	37,836	-

Total current assets	37,836	3,194

Intangible asset, net	845,543	422,043

TOTAL ASSETS	$883,379	$425,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	$40,013	$-
Accounts payable and accrued liabilities	293,214	72,556
Accounts payable and accrued liabilities – related parties	172,695	-
Senior Secured Convertible Debentures, net of unamortized discount of $21,566	178,434	-
Loan payable (Note 5)	27,500	76,875
Loans payable -shareholders net of unamortized discounts and premiums of $30,632 at December 31, 2011 (Note 6)	697,568	72,600

Note payable – licensor (Note 10)	1,126,831	293,190
Total current liabilities	2,536,255	515,221

Senior Secured Convertible Debentures, net of unamortized discount of $222,132	-	177,868
Convertible Debentures, net of unamortized discount of $461,225 at December 31, 2011 (Note 7 )	739,775	-
Derivative liability (Note 7)	480,461	-

Total liabilities	3,756,491	693,089

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized, 5,816,733 and 5,302,003 shares issued and outstanding at Dec. 31, 2011 and Dec. 31, 2010, respectively	5,817	5,302

Additional paid in capital	5,849,115	3,789,332

Deficit accumulated during development stage	(8,728,044)	(4,062,486)

Total stockholders’ deficit	(2,873,112)	(267,852)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$883,379	$425,237

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coatings Technology Inc.
Formerly Known as EPOD Solar Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Year Ended December 31, 2011
and the Periods from July 8, 2010 (Inception) through December 31, 2010 and 2011

	Year ended	July 8, 2010	July 8, 2010
	December	(inception) through	(inception) through
	31,2011	December 31,2010	December 31,2011
Revenues	$4,870	$-	$4,870
Cost of sales	4,000	-	4,000
Gross-margin	870	-	870
Operating expenses
General and administrative expenses	2,104,639	3,789,786	5,894,425
Impairment of intangible assets	631,917	-	631,917
Amortization of intangible asset	194,583	77,957	272,540
Total operating expenses	2,931,139	3,867,743	6,798,882
Loss from operations	(2,930,269)	(3,867,743)	(6,798,012)
Loss on extinguishment of debt	(79,717)	-	(79,717)
Change in fair value of derivative liability	77,787	-	77,787
Interest expense	(1,733,359)	(194,743)	(1,928,102)
Net loss	$(4,665,558)	$(4,062,486)	$(8,728,044)
Basic and diluted net loss per share	$(0.85)	$(0.87)
Basic and diluted weighted average shares	5,501,026	4,695,111

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coatings Technology Inc.
Formerly Known as EPOD Solar Inc.
(A Development Stage Company)
Statement of Stockholder’s Deficit
For the Period July 8, 2010 (Inception) through December 31, 2011

				Deficit
				Accumulated
				During the
	Number of		Additional	Development
	Shares	Amount	paid-in capital	Stage	Total
	Issued	$	$	$	$

Balance , July 8,2010	-	$-	$-	$-	$-
Issuance of Founders’ shares for services rendered	3,381,003	3,381	334,719		338,100

Fair value of warrants granted on July 8- re-valued on August 30	-	-	2,047,471	-	2,047,471
Fair value of warrants granted on July 14- re-valued on August 30	-	-	849,063	-	849,063
Exchange of shares for 33,810,035 Shares of Nanotech Industries Int’l Inc.	1,821,000	1,821	(1,821)	-	0

Issuance of shares for services rendered	100,000	100	134,900	-	135,000

Beneficial conversion feature on Senior Secured Convertible Debenture	-	-	126,607	-	126,607

Valuation of warrants issued	-	-	273,393	-	273,393

Exercise of warrants for cash on July 30,2010 - 62,500 shares at $0.40 per share	-	-	25,000	-	25,000

Net loss during the development stage	-	-	-	(4,062,486)	(4,062,486)
Balance, December 31, 2010	5,302,003	$5,302	$3,789,332	$(4,062,486)	$(267,852)

Continued on next page

Balance, December 31, 2010	5,302,003	$5,302	$3,789,332	$(4,062,486)	$(267, 852)

Issuance of shares for services	484,230	484	750,853	-	751,337

Issuance of warrants in connection with notes payable	-	-	92,075	-	92,075

Remeasurement of warrants July 14,2010 and Series A warrants	-	-	1,180,886	-	1,180,886

Replacement of outstanding pre-merger shares on September 7,2011	30,500	31	(31)	-	0

To record shares to be issued with loans payable shareholders	-	-	36,000	-	36,000

Net loss during the development stage	-	-	-	(4,665,558)	(4,665,558)

Balance, December 31, 2011	5,816,733	$5,817	$5,849,115	$(8,728,044)	$(2,873,112)

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coatings Technology Inc.
Formerly Known as EPOD Solar Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flow
For the Year Ended December 31, 2011 and the Periods from July 8, 2010 (Inception)
through December 31, 2010 and 2011

		July 8, 2010
	Year ended	(inception)	July 8, 2010 (inception)
	December	through December	through December
	31,2011	31,2010	30,2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,665,558)	$(4,062,486)	$(8,728,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	751,337	3,369,634	4,120,971
Amortization of intangible asset	194,583	77,957	272,540
Interest expense from revaluation of SSCD warrants	1,180,886	-	1,180,886
Interest expense on beneficial conversion feature related to SSCD warrants	-	126,607	126,607
Loss on extinguishment of debt	79,717	-	79,717
Impairment of intangible assets	631,917	-	631,917
Change in fair value of derivative liability	(77,787)	-	(77,787)
Incentive and interest paid on prepayment of debt	25,833	-	25,833
Amortization of debt discounts	402,740	51,261	454,001
Change in operating assets and liabilities
Samples and supplies	(37,836)	-	(37,836)
Accounts payable and accrued liabilities	407,520	72,556	480,076
Bank indebtedness	40,013	-	40,013

Net cash used in operating activities	(1,066,635)	(364,471)	(1,431,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of intangible asset	150,000	-	150,000

Net cash provided in investing activities	150,000	-	150,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Convertible Debentures	851,000	-	851,000
Proceeds from Senior Secured Convertible Debentures	-	400,000	400,000
Proceeds from exercise of warrants	-	25,000	25,000

Proceeds from loans payable-shareholders	894,000	72,600	966,600
Repayments from loans payable-shareholders	(315,200)	-	(315,200)
Proceeds from loan payable	-	76,875	76,875

Repayments of note payable - related party	(516,359)	(206,810)	(723,169)

Net cash provided by financing activities	913,441	367,665	1,281,106

INCREASE (DECREASE) IN CASH	(3,194)	3,194	-

CASH, BEGINNING OF PERIOD	3,194	-	-

CASH, ENDING OF PERIOD	$-	$3,194	$-

(CONTINUED ON NEXT PAGE)

Hybrid Coatings Technology Inc.
Formerly Known as EPOD Solar Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Year Ended December 31, 2011
And the Period July 8, 2010 (Inception) through December 31, 2011 and December 31, 2010

		July 8, 2010	July 8, 2010
	Year ended	(inception)	(inception)
	December	through December	through December
	31,2011	31,2010	30,2011
Supplemental cash flow information

Interest paid	$6,000	$-	$6,000
Acquisition of intangible asset through issuance of note payable	$1,400,000	$500,000	$1,900,000
Discount arising from warrants attached to issuance of SSCD	$-	$273,393	$273,393
Discount arising from loans payable - shareholders	$92,075	$-	$92,075
Transfer of loans and SSCD to Convertible Debentures	$310,000	$-	$310,000
Reclassification of accrued interest to SSCD	$14,167	$-	$14,167

Discount on Convertible Debentures	$558,248	$-	$558,248
Shares issued for premium on shareholder loans	$36,000	$-	$36,000

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coatings Technology Inc.
Formerly Known as EPOD Solar Inc.
Notes to Consolidated Financial Statements
December 31, 2011

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN

Nature of Business Overview

Hybrid Coating Technologies Inc. (the “Company”, “HCT”), was incorporated in the State of Nevada on July 8, 2010.

On July 27, 2011 the Company by majority vote of shareholders amended its articles of incorporation to change its name to Hybrid Coating Technologies Inc. from EPOD Solar Inc.. Further, the name change was approved by the Nevada Secretary of State on September 7, 2011, and the Company’s OTC Bulletin Board trading symbol has been changed to HCTI.ob.

On August 30, 2010 (the "Closing Date") the Company acquired from Nanotech Industries International Inc. ("Nanotech"), a corporation formed pursuant to the laws of Nevada on July 8, 2010, all of the issued and outstanding shares of capital stock of Nanotech ("Nanotech Shares") held by the holders of the Nanotech Shares ("Nanotech Shareholders") (the "Acquisition"). The purchase price for the Acquisition consisted of 3,381,003 shares of common stock, $0.001 par value per share (the " EPOD Common Stock") of the Registrant, issued to Nanotech Shareholders. Nanotech is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of Nanotech. As a result of such acquisition, our operations are now focused on the manufacturing and sale of Green Polyurethane™, including Green Polyurethane™ Monolithic Floor Coating and Green Polyurethane™ Binder, an alternative non-toxic (isocyanate-free) polyurethane.

Going Concern

The Company also remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $9,000,000 since inception, and has a working capital deficit of approximately $2,500,000 as of December 31, 2011. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support The Company’s working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to curtail or cease its operations.

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

Cash and Cash Equivalents – The Company maintains various cash balances in one financial institution located in Daly City, California. These balances are fully insured by the Federal Deposit Insurance Corporation, which insures up to $250,000. On occasion, balances may temporarily exceed such coverage. The Company considers all highly liquid debt instruments, which could include commercial paper and certificates of deposits, with an original maturity of three months or less to be cash equivalents. Investments with maturities greater than three months and less than on year are classified as short term investments.

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

Intangible Asset: - The intangible is comprised of intellectual property which is amortized on a straight-line basis over the assets’ respective life, 36 months, 60 months and 120 months. Intellectual property with a perpetual life in not amortized.

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

Fair Value – ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

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

NOTE 3 - FAIR VALUE MEASUREMENTS

The fair value and book value of all of the Company’s assets are the same due to the short term nature of the instruments and/or the terms thereof and require Level 1 inputs, except as noted below:

	December 31, 2011		December 31, 2010

	Carrying	Estimated	Carrying	Estimated
	Value $	Fair Value $	Value $	Fair Value $
Loans payable -shareholders	697,568	728,200	-	-
Convertible Debentures	739,775	1,201,000	-	-
Senior Secured Convertible debentures	178,434	200,000	177,868	400,000
Derivative Liability *	480,461	480,461	-	-

* - Based on level 2 inputs.

NOTE 4– INTANGIBLE ASSET

On July 12, 2010, the Company entered into an agreement (the “Agreement”) with Nanotech Industries, Inc., (“NTI”, a privately-held entity deemed a related party by virtue of common ownership and control), for the rights to manufacture and distribute environmentally safe coatings (“Coating Products”) using NTI’s technology. As per the licensing agreement, the Company has a three year exclusivity for all of North America and has the option to obtain rights for the rest of the world on an exclusive perpetual basis, in exchange for the issuance of stock to equal 62.5% of the Company’s total shares. If this option is exercised, NTI would obtain voting control of the Company.

As part of this Agreement, the Company agreed to pay NTI a one-time licensing fee of $500,000 and a 5% royalty on gross Coating Product sales within North America. The $500,000 cost basis of capitalized license rights are being amortized over a three year life. On November 22, 2011 the Company sold the Canadian portion of its North American license rights for $150,000 to a related party; Hybrid Coatings Canada Inc., a company whose CEO is a shareholder of, and consultant to, the Company. The proceeds of the sale were recorded as a reduction of the carrying value of the asset, with no gain or loss.

At December 31, 2011, management determined, through independent valuation, that the fair value of the North American rights exceeded the carrying value and no impairment adjustment was deemed necessary. The amount of amortization of the North American license rights for the period ending December 31, 2011 and 2010 was $162,500 and $77,957, respectively.

On March 17, 2011 the Company and NTI amended the Agreement to now include the territory of the Customs union of Belorussia, Kazakhstan Republic and Russian Federation (the “Russian Territory”), on an exclusive basis for a period of ten years from the date of the signing of this amendment. In exchange for the right to manufacture and sell Coating Products in the Russian Territory, the Company shall pay to the Licensor an ongoing royalty of 7.5%, and a one-time royalty fee of $150,000 (paid during 2011). These capitalized license rights will be amortized over a ten year period. The amount of amortization for the year ending December 31, 2011 was $11,250. At December 31, 2011 the fair value, through independent valuation was determined to be $44,000. As this was determined to be a permanent impairment in value the carrying value of the License was reduced by $94,750 and the associated loss was recorded.

On July 7, 2011, a second amendment was made to the Agreement granting the Company an option (the “Option”) for a period of six months from the signing of this amendment to manufacture and sell Coating Products in the territory of the European Continent on an exclusive basis for a period of five years from the date the option is exercised, after which time the European Right shall continue perpetually on a non-exclusive basis. Upon exercise of this Option, the Company shall pay to the Licensor a one-time royalty fee of $1,250,000 payable within 24 months of the exercise of the Option. On November 29, 2011 the Company exercised the Option, the financing for which was provided by NTI. The Company has paid $114,925 to Nanotech related to the option as at December 31, 2011. The license rights shall be amortized over a five year period.

At December 31, 2011, management determined, through independent valuation, the fair value of the European continents rights was $692,000, requiring an impairment charge of $537,167. The Company recorded $20,833 of amortization expense this period.

On October 18, 2011, the Company and NTI entered into a second Licensing Agreement (“Second Agreement”) granting the Company option (“Sealant Option”) to be exercised within six months of the signing of the Licensing Agreement, for the manufacturing and sale of environmentally safe adhesives and sealants (“Sealant Products”), for the following:

1.

The Company shall issue to NTI a one-time licensing fee (“Sealant Shares”), an aggregate number of shares of the Company ’s restricted common stock which shall give NTI, immediately upon such issuance of shares, a incremental 15% (fifteen percent) ownership stake in the Company.

2.	NTII shall pay to NTI a royalty of 7.5% (seven and one half percent) of gross revenue from the sale of the Sealant Products (“Royalty”) for the duration of this Agreement.

On December 6, 2011 the Company exercised the option. To date the Company has not issued the Licensing Shares and therefore the Licensing Agreement is not yet effective.

A summary of the licenses acquired to date from NTI is as follows:

	License Rights Overview	Licensed Region	Term (date) of License	Original cost	Carrying Value at 12/31/11
A	Coating Products	North America	June 12,2010- 3 years	$500,000	$109,543
B	Coating Products	Russian Territory	March 17,2011- 10 years	$150,000	$44,000
C	Coating Products	European Continent	July 7,2011- 5 years	$1,250,000	$692,000

Intangibles activity is as follows for the periods ended December 31, 2011 and 2010:

	2011	2010

Intangible asset, net, beginning of period	$422,043	$-
Purchases	1,400,000	500,000
Sale	(150,000)	-
Impairment	(631,917)	-
Less: current amortization	(194,583)	(77,957)
Total intangible asset, net	$845,543	$422,043

The balance of intangible assets, net is as follows as of December 31, 2011 and 2010:

Intangible assets	$1,118,083	$500,000
Less, accumulated amortization	(272,540)	(77,957)
Intangible assets, net	$845,543	$422,043

NOTE 5–LOAN PAYABLE

The loan from a non-related party was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. This $7,500 premium has been amortized and on April 29, 2011 the lender converted $55,000 of this debt to Convertible Debentures. The balance at December 31, 2011 is $27,500 and the loan is currently in default.

NOTE 6 – LOANS PAYABLE –SHAREHOLDERS

A shareholder loaned the Company money that is non-interest bearing and unsecured, with no specific terms of repayment or collateral. Balance at December 31, 2011 and 2010 was 87,400 and 72,600, respectively.

On January 17, 2011 the Company received a loan of $50,000 with a $10,000 premium due at maturity on April 30, 2011. The premium has been expensed to interest. The balance at December 31, 2011 is $60,000and the loan is currently in default .

On January 21, 2011, the Company entered into a loan with a shareholder for $100,000 to be repaid by May 21, 2011. The loan has 10,000 premium payable at maturity and includes 10,000 warrants with a maturity of 24 months at an exercise price of $1.72. During the year, the Company paid $85,000. The balance at December 31, 2011 is $25,000and the loan is currently in default ..

On March 2, 2011, the Company entered into a loan agreement with a shareholder, whereby the shareholder had agreed to loan the Company $50,000 to be repaid by the maturity date of May 2, 2011. The loan had a $3,000 premium payable at a maturity and included 50,000 warrants with a maturity of 24 months at an exercise price of $1.48. In the event of default, the shareholder will receive an additional 50,000 warrants with a maturity of 24 months and an exercise price of $1.48. During the year, the Company paid $53,000 and the balance at December 31, 2011 is $0.

On March 8, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder had agreed to loan the Company $50,000 to be repaid by the maturity date of May 8, 2011. The loan had a $3,000 premium payable at a maturity and included 30,000 warrants with a maturity of 24 months at an exercise price of $1.48. In the event of default, the shareholder will receive an additional 30,000 warrants with a maturity of 24 months and an exercise price of $1.48. During the year, the Company paid $53,000 and the balance at December 31, 2011 is $0.

On May 24, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $50,000 to be repaid by the maturity date of August 24, 2011. The loan had a $5,000 premium payable at maturity and included 25,000 warrants with a maturity of 24 months at an exercise price of $1.48. In the event of default, the shareholder will receive an additional 50,000 warrants with a maturity of 24 months and an exercise price of $1.48. The shareholder has an option to convert this loan into future convertible debentures. During the year, the Company paid $55,000 and the balance at December 31, 2011 is $0.

On June 16, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder had agreed to loan the Company $60,000 to be repaid by the maturity date of October 16, 2011. The loan had a $6,000 premium payable at maturity that was charged to interest expense. The Company has pledged security in the form of 60,000 shares of the Company. In the event of default, the shareholder has the option to retain the 60,000 shares instead of payment of the $66,000 liability. The lender has granted an extension until July 29, 2012. The balance at December 31, 2011 is $66,000.

On July 15, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder had agreed to loan the Company $100,000 to be repaid by the maturity date of October 15, 2011. The loan had a premium of $20,000 payable at maturity which the Company has amortized over the three month term and expensed as interest. In the event of default, the shareholder will receive 30,000 warrants with a maturity of 24 months and an exercise price of $1.48. The Company has repaid $24,000 of the loan during the year. On November 4, 2011 the lender has granted the Company an extension of the maturity date until June 29, 2012 for an additional $8,750 in interest payable at maturity. The balance at December 31, 2011 is $96,000.

On July 29, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $100,000 to be repaid by the maturity date of November 29, 2011 which was extended to July 29, 2012. The loan carries an interest payment of $1,000 per month. The Company has accrued $5,000 of interest to December 31, 2011. As collateral, the Company has pledged 70,968 shares for $110,000. In the event of default, the shareholder will receive 50,000 warrants with a maturity of 24 months and an exercise price of $1.48. The balance at December 31, 2011 is $100,000.

On July 31, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $150,000 to be repaid by the maturity date of July 31, 2012.The Company received half the funds on August 31,2011 and the balance on September 12, 2011. $1,875 interest per month is payable for the term of the loan. The balance at December 31, 2011 is $150,000.

On August 1, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $74,000 to be repaid by the maturity date of August 1, 2012. The loan has a $14,800 premium half payable on signing date and half payable at maturity. In addition 20,000 shares will be issued at a premium valued on September 30, 2011 of $24,000. The premium will be amortized over the term of the loan. The Company has amortized $20,843 of the premium to interest expense, leaving unamortized premium of $18,317. In the event of default, the shareholder will receive 50,000 warrants with a maturity of 24 months and an exercise price of $1.48. The balance at December 31, 2011, net of the unamortized discount, is $70,483.

On September 21, 2011 the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $50,000 to be repaid by the maturity date of September 21, 2012. The Company will pay a cash premium of $5,000 and will issue 10,000 shares at a premium valued on September 30, 2011 of $12,000. The premium will be amortized over the term of the loan. The amortization of the premium of $ 4,685 has been charged to interest expense with unamortized premium of $12,315 at December 31, 2011. Interest of $625 per month will be charged for the term of the loan. At December 31, 2011 $1,875 of interest expense has been accrued. The balance at December 31, 2011, net of the unamortized discount, is $42,685.

The premiums mentioned above was fully amortized using the effective interest method over their respective terms and included in interest expense

The relative fair value of the 140,000 warrants issued in conjunction with the debt issued in 2011 amounted to $ 92,075 using the assumptions discussed in the table below. This discount arising from these warrants is amortized over the lives of the associated notes.

Expected volatility		100.28% to 112.6%

Expected life		2 years
Risk-free interest rate		0.56%-0.73%
Dividend yield	$	Nil

NOTE 7 – CONVERTIBLE DEBENTURES

On April 29, 2011 the Company issued $1,201,000 in convertible debentures (“Debentures”) with a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are held by both third parties and by non-controlling shareholders, and are convertible by dividing the conversion amount by a conversion factor of 1.4 yielding Units of the Company where each Unit (at a price of $1.40 per Unit) , comprises of 1 share of common stock at and one half a stock purchase warrant of the Company with an exercise price of $2.00 and a maturity at April 29, 2014. Warrants are exercisable at the option of the holder at any time prior to maturity. They carry an anti-dilution provision as follows:

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability of $558,248 as of April 29, 2011. The Company recorded the change in the fair value of the derivative liability as a gain of $77,787 to reflect the value of the derivative liability as $480,461 as of December 31, 2011.

A corresponding discount of $558,248 was recorded against the convertible debenture. The discount is amortized using the effective interest method over the three year term of the debt. Amortization of the debt discount was $97,023 for the year ending December 31, 2011, leaving a remaining discount of $461,225 at December 31, 2011. Interest of $81,274 has been accrued for the year ended December 31, 2011.The balances of the debentures at December 31, 2011, net of the unamortized discount, is $739,775.

NOTE 8 – SENIOR SECURED CONVERTIBLE DEBENTURES

On August 16, 2010 the Company entered into a securities purchase agreement with a third party for the subscription of senior secured convertible debentures (“SSCD”) for an amount of $400,000. The debentures have a maturity date of August 16, 2012 with a coupon of 10% and convert into shares of common stock of the Company at a price of $0.75 per share. The notes are secured by all assets of the Company. The subscriber also received 533,336 series A warrants with a maturity of 1 year and an exercise price of $1.25 and 133,360 series B warrants with a maturity of 3 years and an exercise price of $1.50. The debentures and series A warrants carry registration rights whereby upon the consummation of the reverse merger with EPOD, the shares underlying the debentures and series A warrants will be registered in an S-1 filing as soon as is practicable. All prices and warrants issued have been adjusted for the post acquisition of EPOD by NTI.

The unamortized discount of $21,566 and $ 222,132 as of December 31, 2011 and 2010 respectively, is as a result of the relative fair value of the Series A and B warrants attached to the SSCD. Amortization of the debt discount was $120,849 and $ 51,261 for years ending December 31, 2011 and 2010, respectively. The discount is amortized using the effective interest method over the two year term of the debt. Interest of $ 5,000 and $26,500 for the quarter and year ended December 31, 2011 has been accrued. $200,000 of the debt was repaid along with $14,167 of accrued interest and $25,833 as an incentive payment for pre-payment. This $240,000 was repaid through the issuance of a Convertible Debenture due April 29, 2014. A loss on extinguishment of debt of $79,717 has been recorded in accordance with ASC-470, Debt. The balance due at December 31, 2011 and 2010, net of the unamortized discount, is $178,434 and $177,868, respectively.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

NOTE 9– STOCKHOLDERS’ DEFICIT

During the year the Company issued 22,000 shares to employees and 462,230 shares to consultants for services with a fair value of $751,336.

On March 14, 2011, the board of directors authorized the extension of the expiration date of the common stock purchase warrants described in Note 6 to February 28, 2014. This extension of the expiration date will apply to the following: (i) the 533,336 series A warrants issued to a third party pursuant to the SSCD agreement entered into on August 16, 2010; and (ii) the 687,500 remaining stock purchase warrants issued to a consultant on July 14, 2010. The 533,336 Series A warrants and the 687,500 warrants were re-valued using the Black-Scholes method according to the following assumptions:

Expected volatility		126.7%
Expected life		3 years
Risk-free interest rate		1.07%
Dividend yield	$	Nil

The re-value of the 533,336 Series A (see note 8) and 687,500 July 14, 2010 warrants (see above) was determined to be $1,180,886 and was recognized as an increase in additional paid –in capital and interest expense.

The valuation of the 105,000 warrants issued with the loans payable - shareholders (see note 6) was determined to be $92,075 and was recognized as a debt discount with an offsetting increase in additional paid –in capital. The discount has been fully amortized at December 31, 2011 and included in interest expense.

On August 1, 2011 and September 1, 2011 the Company entered agreements with shareholders whereby loan premiums of 20,000 and 10,000 shares respectively would be issued to shareholders. Although the shares have not been issued the Company has recorded a reduction of the loan and an increase in additional paid –in capital of $36,000 to reflect the value of these shares.

On September 7, 2011, the Company issued 30,500 shares to pre-merger shareholders that were never issued their shares in error.

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

A summary of the activity in the Company’s warrants during the period is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable, as at January 1, 2011	2,018,928	$0.20
Issued January 21 ,2011	10,000	$1.72
Issued March 2 ,2011	50,000	$1.48
Issued March 8 ,2011	30,000	$1.48
Issued May 21, 2011	25,000	$1.48

Issued July 15, 2011	25,000	$1.48
Outstanding and exercisable, as at December 31, 2011	2,158,928	$0.28

NOTE 10– RELATED PARTY TRANSACTIONS

The Company has a note payable to a related party and licensor, as described in Note 4, for the acquisition of certain licenses. The balance as of December 31, 2011 and 2010 was $1,135,075 and $293,190, respectively.

On November 22, 2011 the Company sold Canadian license rights for $150,000 (see note 4) to a related party; Hybrid Coatings Canada Inc., a company whose CEO is a shareholder of the Company.

Included in accounts payable and accrued liabilities are amounts due to a company whose CEO is a shareholder totaling $168,530 and amounts due to other shareholders totaling $4,165.

During 2011, the Company paid approximately $359,000 to a related party for consulting fees and commissions.

NOTE 11 – INCOME TAXES

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

The effective tax rate of the Company is reconciled to statutory tax rates as follows for the periods ended December 31, 2011 and 2010:

	2011		2010
US federal statutory tax rate	34%		34%
Change in US valuation allowance	(34%	)	(34%	)
Effective tax rate	-		-

Deferred tax assets consist of the following as of December 31:

	2011	2010
Net operating loss carryforward	$2,978,000	$1,381,000
Valuation allowance	(2,978,000)	(1,381,000)
Deferred tax asset	$-	$-

The Company has non-capital losses carried forward of approximately $5,659,000 which expire beginning in 2031. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

NOTE 12-COMMITMENT AND CONTINGENCIES

The Company has agreed that in exchange for a perpetual license to manufacture environmentally safe sealants and adhesives to issue a 15% stake in the Company amounting to at December 31, 2011 974,106 common shares at a value of $ 1,509,864 to a related company. The Company plans to issue the shares in the near future (see Note 4). The Company also has an option expiring July 12, 2013 to issue a controlling stake in the Company amounting to 52.5% to a related party for a perpetual exclusive license to manufacture and sell Nanotech Products for all North America, South America and Europe.

If this above option is exercised, the Company will have a similar option for the territory of Asia to issue and additional 10% ownership stake in the Company.

The Company is delinquent on its state and federal payroll tax remittances. The State of California has issued a Notice of State Tax Lien against the property and rights owned by the Company covering interest and penalties for non-payment of payroll remittances.

NOTE 13– SUBSEQUENT EVENTS

On February 21, 2012, Hybrid Coating Technologies Inc. (the “Company”) completed the closing (the “Closing”) of a private placement financing (the “Private Placement”) in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D and under Regulation S, as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended, for net proceeds of US $119,500.

The Private Placement consists of 10% convertible debentures with a due date of February 21, 2015 (“Debentures” and individually a “Debenture”), of which each Debenture shall be convertible into units (“Units” and individually "Unit") of the Corporation. Each Unit shall have a conversion price of USD $1.45 (“Conversion Price”) per Unit. Each Unit shall consist of: (i) 1 (one) share of the Company’s common stock (“Common Stock”) par value $0.001 per share; and (ii) ½ (one half) of one stock purchase warrant. Each whole stock purchase warrant (“Warrant”) is exercisable at any time prior to February 21, 2015, at an exercise price of USD $2.10 per Share, to purchase 1 (one) additional Share.

Subsequent to year end the Company issued 169,000 shares for proceeds of 223,300, as payment for services and interest on shareholder loans. The Company also issued an additional 205,135 shares on the exercise of 220,000 warrants.

Subsequent to year end the company received shareholder loans and loans from unrelated parties totaling $227,510.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements included in this annual report have been audited by LBB & Associates Ltd., LLP, Houston, Texas, as set forth in this annual report. There have been no disagreements on accounting and financial disclosure for the year ending December 31, 2011.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our President and Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Exchange Act within the time periods specified in the SEC’s rules and forms. The Company has undertaken steps to remedy this and improve the effectiveness of its disclosure controls and procedures.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The address of all Directors and Executive Officers listed above is c/o Hybrid Coating Technologies Inc.., 5 – 215 Neave Road, Kelowna, British Columbia, Canada V1V 2L9.

Directors and Executive Officers.

The current directors and executive officers of the Registrant are as follows:

Name	Age	Position(s)
Joseph Kristul	63	Director, President, Treasurer and Chief Executive Officer
Darin Nellis	42	Secretary , Director of Sales & Marketing
Alex Trossman	62	Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. There is no family relationship between any of our directors or executive officers. As at May15, 2012, there was no known litigation pending or active against any of our directors or executive officers. None of our directors or executive officers has served as a general partner or executive officer of any company that has filed, or has had filed against it, any petition for bankruptcy, either at the time such filing was made or during the preceding two years.

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

Directors and Executive Officers

Joseph Kristul, President, CEO, Treasurer and Director

Mr. Kristul is one of the founders and principal financial backers of Nanotech Industries. He has years of experience in international financing with an emphasis on marketing and sales. He is the former Chairman, CEO and co-founder of Transnational Financial Network. At Transnational Mr. Kristul was responsible for overall company management directly overseeing secondary marketing, finance, corporate marketing, investor relations and strategic corporate planning. In 1995 Mr. Kristul created Transnational’s wholesale division, where he developed the company’s base of loan brokers and implemented systems and controls to manage the quality of loan products delivered to brokers. In 1999 he took the company public and by 2005 had over 400 employees and $800 million in mortgage loan originations. Mr. Kristul graduated with a Master of Science in Applied Mathematics and Mechanics from the Odessa Physics and Technology University, in Odessa, Russia.

Darin Nellis, Secretary Director of Sales & Marketing

Mr. Nellis, MBA, has twenty years of experience working in business management and community relations for private, public and non-profit organizations in Africa and the US. His expertise includes strategic planning, marketing, cross-cultural education, youth mentorship and nonviolent conflict resolution. Private sector positions include Director of Corporate Planning and consultant in the area of finance, strategic planning and marketing for several environmental high tech firms including the Eurasian power quality equipment distribution company, Power Quality Holdings and the nanotechnology commercialization company, Nanotech Industries. Non-profit and public positions have included Community Development Officer at The United Way of Greater LA, Loyola Marymount Peace Corps Fellow, and Community Development Agent for the U.S. Peace Corps in Mauritania West Africa and Volunteer & Outreach Coordinator for the American Oceans Campaign. Mr. Nellis received his BA from UCLA in International Relations and his MBA in International Business from Loyola Marymount University.

Alex Trossman, Director, VP of Israeli & European Operations

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

Significant Employees

Elena Shenkar, Director of Operations

Ms. Shenkar: has seventeen years of experience as a business owner and upper level executive in the hospitality and finance industries. Her expertise includes negotiations and management of contractual relationships with bankers, private equity investors, landlords, trademark and transactions attorneys, architects, interior designers, operations managers, entitlement consultants, neighborhood community leaders, publicists, marketing and promotions firms, major publications, graphic and brand designers, corporate America executives and high profile charity organizations. She was one of the founding partners of O Sushi Café in Brea, California and helped structure, develop and finance several key concepts in the hospitality industry including the construction, operations and ownership of Blowfish Sushi in the highly publicized, billion-dollar, Santana Row Development. She has raised close to five million dollars for various business ventures and has a wealth of experience with investor relations. She attended the University of Southern California where she received a bachelor of science in Business Finance. She also attended Whittier Law School and has passed the California Bar Exam. Ms. Shenkar was born in Odessa, Ukraine and immigrated to the United States in 1978. She is fluent in English and Russian.

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

The 2011 Plan is expected to ensure that the Company will have a sufficient number of long-term equity-based incentives and rewards to issue to its future employees as well as to help ensure, to the extent possible, the tax deductibility by the Company of awards under the 2011 Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986 (the “Code”). The Code, among other things, provides certain tax advantages to persons granted stock options under a qualifying “incentive stock option plan.” The adoption of the 2011 Plan will allow option holders to take advantage of the favorable tax attributes associated with such options that may be granted under the 2011 Plan.

The material terms of the 2011 Plan are summarized below. The summary is qualified in its entirety by reference to the specific provisions of the 2011 Plan, the full text of which is set forth as Exhibit C to this Information Statement.

Purpose

The purpose of the 2011 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to its directors, officers, employees and eligible consultants and any entity that directly or indirectly is in control of or is controlled by the Company (a “Related Company”) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company’s growth and success, and to encourage them to remain in the Company or a Related Company.

2011 Plan

Under the Plan, the Company may grant certain employees both incentive and non-qualified options to purchase shares of common stock. The Plan is authorized to grant options covering up to seven hundred thousand (700,000) shares.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred during the past five years concerning our directors or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

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

						Nonequity	Nonqualified
Name and						Incentive	Deferred	All
Principal				S tock	Option	Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awa rds	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Joseph Kristul Director, President, Chief Executive Officer and Chief Financial Officer	2011	$192,000	0	0	0	0	0	0	0

Compensation of Executive Officers

Mr Kristul receives a salary of $192,000 per annum.

Employment Agreements

The Company has not entered into any employment agreements with our executive officers or other employees to date.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2011. No equity awards were made during the fiscal year ended December 31, 2011.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2011.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2011.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2011.

Potential Payments upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides information about the beneficial ownership of the Common Stock as of December 31, 2011, by each of the current directors and executive officers, by all directors and executive officers as a group and by each person known to the Registrant who is the beneficial owner of more than 5% of any class of the Registrant’s securities. Unless otherwise noted, the persons listed below have sole voting and investment power with respect to the shares reported.

	Beneficial
	Ownership

Name of Beneficial Owner	Total Shares		Percent of
	(2)		Class (4)

Joseph Kristul (1) Director, President, Treasurer and Chief Executive Officer	500,000	(3)	9.42%
Darin Nellis (1), Secretary	75,000		1.41%
Alex Trossman (1), Director	62,500		1.18%
Eugene Shenkar	389,200		7.34%
All Directors and Executive Officers as a Group (3 Persons)	637,500		12.02%

(1)	Executive officer and/or director of the Company. The appointment of Mr. Kristul and of Mr. Trossman shall become effective on the Effective Date.

(2)	Represents the total number of shares of Common Stock owned as of December 31, 2011.

(3)	Represents 400,000 shares of common stock issued to Mr. Kristul and 100,000 shares issued to his wife, Maria Kristul.

(4)	The percentages listed in the percent of class column are based upon 5,302,003 issued and outstanding shares of Common Stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

LBB & Associates Ltd., LLP served as our independent registered public accounting firm for our fiscal year ended December 31, 2011. The following table shows the fees that were billed for the audit and other services provided by the firm for the fiscal year indicated.

Fiscal Year Ended
Dec. 31, 2011

Audit Fees	$41,720
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$41,720

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting. The audit and tax fees paid to the auditors with respect to our fiscal year ended December 31, 2011 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS

Exhibit	Description of Exhibits
Number
3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29,2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29,2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (8)
10.11	Licensing Agreement between Nanotech Industries International Inc and Nanotech Industries Inc. dated October 18, 2011 (9)
10.12	Convertible Debenture Agreement Dated February 21, 2012 (10)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3 Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 30,2010
(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14,2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3,2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6,2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7,2011
(9) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on October 18,2011
(10) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 21,2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2012	HYBRID COATING TECHNOLOGIES INC
(Registrant)

	By:	/s/ Joseph Kristul
Name: Joseph Kristul
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kristul		May 16, 2012
Joseph Kristul	President and Chief Executive Officer,
(Principal executive officer principal financial and accounting officer)

/s/ Alex Trossman		May 16, 2012
Alex Trossman	Director

-38