Form 10-Q
period 2012-03-31
HYBRID Coating Technologies Inc.
filed 2012-05-18
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53459

HYBRID COATING TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-3551488
(State of other jurisdiction of incorporation or
organization)	(IRS Employer Identification Number)

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

Yes [X]      No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [_]      No [_]

APPLICABLE TO CORPORATE ISSUERS:

6,431,068 shares of the issuer’s common shares, par value $.001 per share, were issued and outstanding as of May 8, 2012.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as at March 31, 2012 and the related unaudited consolidated statements of operations, and cash flows for the three months ended March 31, 2012 and 2011, and the period from July 8, 2010 (inception) to March 31, 2012 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
(Unaudited)

	March 31,	December 31,
ASSETS	2012	2011

Current assets
Samples and supplies	$36,736	$37,836
Total current assets	36,736	37,836

Intangible assets, net	790,883	845,543

TOTAL ASSETS	$827,619	$883,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$-	$40,013
Accounts payable and accrued liabilities	346,301	293,214
Accounts payable and accrued liabilities - related parties	241,017	172,695
Senior secured convertible debentures, net of unamortized discount of $9,060 and $21,566 as of March 31, 2012 and December 31, 2011, respectively	190,940	178,434
Loans payable	172,000	27,500
Loans payable – shareholders, net of unamortized discounts of $44,703 and $30,632 at March 31, 2012 and December 31, 2011, respectively	806,507	697,568
Note payable – related party	976,631	1,126,831
Total current liabilities	2,733,396	2,536,255

Convertible debentures, net of unamortized discount of $467,225 and $461,225 at March 31, 2012 and December 31, 2011, respectively	853,275	739,775
Derivative liability	518,438	480,461

TOTAL LIABILITIES	4,105,109	3,756,491
Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized, 6,190,868 shares and 5,816,733 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6,191	5,817

Additional paid in capital	6,349,619	5,849,115

Deficit accumulated during development stage	(9,633,300)	(8,728,044)

Total stockholders’ deficit	(3,277,490)	(2,873,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$827,619	$883,379

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the three months ended March 31, 2012 and March 31, 2011
And the period from July 8, 2010 (inception) through March 31, 2012
(Unaudited)

	Three months	Three months	July 8, 2010
	ended	ended	(inception) through
	March 31, 2012	March 31, 2011	March 31, 2012
Revenues	$5,430	$-	$10,300
Cost of sales	1,100	-	5,100
Gross-margin	4,330	-	5,200
Operating expenses
General and administrative expenses	638,517	425,438	6,532,942
Impairment of intangible asset	-	-	631,917
Amortization of intangible asset	54,660	41,667	327,200
Total operating expenses	693,177	467,105	7,492,059
Net loss from operations	(688,847)	(467,105)	(7,486,859)
Loss on extinguishment of debt	-	-	(79,717)
Change in fair value of derivative liability	8,744	-	86,531
Interest expense	(225,153)	(1,283,207)	(2,153,255)
Net loss	$(905,256)	$(1,750,312)	$(9,633,300)
Basic and diluted net loss per share	$(0.15)	$(0.33)
Basic and diluted weighted average shares	5,880,761	5,318,670

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the three months ended March 31, 2012 and March 31, 2011
And the period from July 8, 2010 (inception) through March 31, 2012
(Unaudited)

			July 8, 2010
			(inception)
	Three months ended	Three months ended	through March
	March 31,2012	March 31,2011	31,2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(905,256)	$(1,750,312)	$(9,633,300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	379,878	51,000	4,500,849
Interest paid through issuance of shares	93,000	-	93,000
Amortization of intangible asset	54,660	41,667	327,200
Interest expense from revaluation of senior secured convertible debt (“SSCD”) warrants	-	1,180,886	1,180,886
Interest expense on beneficial conversion feature related to SSCD warrants	-	-	126,607
Loss on extinguishment of debt	-	-	79,717
Loss on impairment of intangible assets	-	-	631,917
Change in fair value of derivative liability	(8,744)	-	(86,531)
Incentive and interest paid on prepayment of debt	-	-	25,833
Amortization of debt discounts	67,156	88,571	521,157
Change in operating assets and liabilities
Samples and supplies	1,100	-	(36,736)
Accounts payable and accrued liabilities	53,087	(2,655)	360,568
Accounts payable and accrued liabilities related parties	68,322	135,000	240,917
Bank indebtedness	(40,013)	-	-
Net cash used in operating activities	(236,810)	(255,843)	(1,667,916)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of intangible asset	-	-	150,000
Net cash provided in investing activities	-	-	150,000

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debentures	119,500	210,000	970,500
Proceeds from senior secured convertible debentures	-	-	400,000
Proceeds from exercise of warrants	-	-	25,000
Proceeds from loans payable-shareholders	186,760	250,000	1,153,360
Repayments from loans payable-shareholders	(63,750)	(25,200)	(378,950)
Proceeds from loans payable	144,500	-	221,375
Repayments of note payable - related party	(150,200)	(181,500)	(873,369)
Net cash provided by financing activities	236,810	253,300	1,517,916

INCREASE (DECREASE) IN CASH	-	(2,543)	-

CASH, BEGINNING	-	3,194	-
CASH, ENDING	$-	$651	$-

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (CONTINUED)
For the three months ended March 31, 2012 and March 31, 2011
And the period from July 8, 2010 (inception) through March 31, 2012
(Unaudited)

Supplemental cash flow information
Interest paid	$24,521		$-	$30,521
Acquisition of intangible asset through issuance of note payable	$-		$150,000	$1,900,000
Discount arising from warrants attached to issuance of SSCD	$-		$-	$273,393
Discount arising from loans payable -shareholders	$-		$48,710	$92,075
Transfer of loans and SSCD to convertible debentures	$-		$-	$310,000
Reclassification of accrued interest to SSCD	$-		$-	$14,167
Discount on convertible debentures	$46,721		$-	$604,969
Shares issued to pay shareholder loans	$37,000	$		$37,000
Shares issued for premium on shareholder loans	$28,000		$-	$64,000

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
(A Development Stage Company)
March 31, 2012
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Hybrid Coating Technologies Inc. (the “Company”, “HCT”) formerly EPOD Solar Inc., was incorporated in the State of Nevada on July 8, 2010 and is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

The Company manufactures and sells under license, alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™, including coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder).

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of EPOD Solar Inc., included in Form 10-K filed on May 16, 2012 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

NOTE 2 – INTANGIBLE ASSET

During 2010 and 2011 the Company acquired licensing rights from Nanotech Industries, Inc., (“NTI”, a privately-held entity deemed a related party by virtue of common ownership and control), for the rights to manufacture and distribute environmentally safe coatings (“Coating Products”) using NTI’s technology. As part of the original licensing agreement signed on July 12, 2010 (see table below) the Company has the option to obtain rights for the rest of the world on an exclusive perpetual basis, in exchange for the issuance of stock to equal 62.5% of the Company’s total shares. If this option is exercised, NTI would obtain voting control of the Company.

Following is a summary of the licenses acquired to date from NTI:

	License Rights Overview	Licensed Region	Term (date) of License	Original cost	Carrying Value at 03/31/12	Carrying Value at 12/31/11
A	Coating Products	North America	July 12,2010- 3 years	$500,000	$91,273	$109,543
B	Coating Products	Russian Territory	March 17,2011- 10 years	$150,000	$42,800	$44,000
C	Coating Products	European Continent	July 7,2011- 5 years	$1,250,000	$656,810	$692,000

On October 18, 2011, the Company and NTI entered into a second Licensing Agreement (“Second Agreement”) granting the Company option (“Sealant Option”) to be exercised within six months of the signing of the Licensing Agreement, for the manufacturing and sale of environmentally safe adhesives and sealants (“Sealant Products”), for the following:

1.

The Company shall issue to NTI a one-time licensing fee (“Sealant Shares”), an aggregate number of shares of the Company’s restricted common stock which shall give NTI, immediately upon such issuance of shares, an incremental 15% (fifteen percent) ownership stake in the Company.

2.	NTII shall pay to NTI a royalty of 7.5% (seven and one half percent) of gross revenue from the sale of the Sealant Products (“Royalty”) for the duration of this Agreement.

On December 6, 2011 the Company exercised the option. To date the Company has not issued the Licensing Shares and therefore the Licensing Agreement is not yet effective.

Intangibles activity is as follows for the three months ended March 31, 2012 and year ended December 31, 2011:

	March 31, 2012	December 31, 2011
Intangible asset, net, beginning of period	$845,543	$422,043
Purchases	-	1,400,000
Sale	-	(150,000)
Impairment	-	(631,917)
Less: current amortization	(54,660)	(194,583)
Total intangible asset, net	$790 ,883	$845,543

During the quarters ended March 31, 2012 and March 31, 2011 amortization was $54,660 and $41,667. The balance of intangible assets, net is as follows:

	March 31, 2012	December 31, 2011

Intangible assets	$1,118,083	$1,118,083
Less, accumulated amortization	(327,200)	(272,540)
Intangible assets, net	$790,883	$845,543

NOTE 3 - FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The fair value and book value of all of the Company’s assets are the same due to the short term nature of the instruments and/or the terms thereof and require Level 1 inputs, except as noted below:

	March 31,2012		December 31,2011
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value $	Value $	Value $	Value $
Loans payable -shareholders	806,507	851,210	697,568	728,200
Convertible Debentures	853,275	1,320,500	739,775	1,201,000
Senior Secured Convertible debentures	190,940	200,000	178,434	200,000
Derivative Liability *	518,438	518,438	480,461	480,461
* - Based on level 2 inputs.

NOTE 4 – LOANS PAYABLE –SHAREHOLDERS

During 2011, the Company entered into various loan agreements and arrangements for loans with shareholders totaling $894,000 with various maturity dates throughout 2011 and 2012. Two of the loans totaling $85,000 were due in 2011 and are in default. The shareholders have not called these loans.

During the quarter ended March 31, 2012, the Company received $186,760 in shareholder loans

Two shareholders advanced the Company $96,760 that is non-interest bearing and unsecured, with no specific terms of repayment. $63,750 of these advances was repaid during the period. A third shareholder loaned the Company $50,000, with interest at 16%, unsecured, with no specific terms of repayment.

The Company entered into two loan agreements with shareholders for $40,000 maturing on September 22, 2013. One loan had a premium of 10,000 shares that were issued to a shareholder at a price of $1.30. The other loan had a premium of 10,000 warrants that were calculated at the closing price at March 31, 2012 as the shares were not yet issued. The premiums are being amortized over the term of the loan.

The premiums amortized for the quarter ended March 31, 2012 and 2011 were $13,929 and $15,400, respectively. The interest paid for the quarter ended March 31, 2012 and 2011 was $22,158 and $0, respectively. At March 31, 2012 the unamortized premium was $44,703.

NOTE 5 – LOANS PAYABLE

On January 13, 2012 and February 28, 2013 the Company entered into two loans from unrelated parties for proceeds totaling $144,500 each with 1 year maturities. The loans bear interest at 15% per annum payable monthly with a monthly penalty of $945 on the January 13 loan and $350 on the Feb 28 loan. During the quarter the company paid the $2,362 interest due on the January 13 loan but defaulted on the Feb 28 loan. The company accrued $975 in interest and penalty.

NOTE 6 –CONVERTIBLE DEBENTURES

On April 29, 2011 the Company issued $1,201,000 in convertible debentures (“Debentures”) with a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are held by both third parties and by non-controlling shareholders, and are convertible by dividing the conversion amount by a conversion factor of 1.4 yielding Units of the Company where each Unit (at a price of $1.40 per Unit), comprises of 1 share of common stock and one half a stock purchase warrant of the Company with an exercise price of $2.00 and a maturity at April 29, 2014. Warrants are exercisable at the option of the holder at any time prior to maturity. The embedded conversion features in the Convertible Debentures and attached warrants are accounted for as a derivative liability based on guidance in FASB ASC 815, derivatives and Hedging.

On February 21, 2012, an additional $119,500 of debentures were issued with the same terms that the April, 2011 issuance contained. The value, determined using the same discounted cash flow based, multinomial lattice model as was used with the April 2011 derivative valuation, of the incremental derivative liability associated with this 2012 issuance was determined by management to be $46,721.

As of March 31, 2012, The Company recorded the change in the fair value of the derivative liability as a gain of $8, 744 to reflect the value of the new derivative liability of $518,438.

The derivative was originally recorded as a credit to the derivative liability and a debit to the debt (as a discount). The discount is amortized using the effective interest method over the three year term of the debt. Amortization of the debt discount was $40,721 for the quarter ending March 31, 2012, leaving a remaining discount of $467,225 at March 31, 2012. Interest of $31,220 has been accrued for the quarter ending March 31, 2012. The balance of the debentures at March 31, 2012, net of the unamortized discount, is $853,275.

NOTE 7– STOCKHOLDERS’ DEFICIT

During the quarter ended March 31, 2012 the company issued 51,000 shares to shareholders as payment for services with a fair value of $66,300, 18,000 shares to a shareholder/employee for services with a fair value of $27,000 and 100,000 shares with a fair value of $130,000 to a shareholder as interest compensation for loans, $93,000 charged to interest expense and the remaining $37,000 an adjustment to additional paid–in capital for loan premiums previously recorded. On March 23, 2012 a warrant holder exercised 220,000 warrants for 205,135 shares with a reduction in additional paid in capital of $205.

During the month of February 2012, the Company issued 260,000 warrants to shareholders for consulting services with a fair value of $286,578 (recorded as stock-based compensation with a corresponding increase in additional paid-in capital) using the Black-Scholes method according to the following assumptions:

Expected volatility	104.8%
Expected life	3 years
Risk-free interest rate	0.42%-0.43%
Dividend yield	$ Nil

NOTE 8– RELATED PARTY TRANSACTIONS

Fees charged by Shareholder

During the three months ended March 31, 2012 and 2011, the Company was charged $57,000 and $135,000 by an outside consultant, who is also a shareholder, for professional fees and commissions. The amounts are included in accounts payable and accrued liabilities related parties.

NOTE 9– SUBSEQUENT EVENTS

In April 2012 the Company issued 240,200 shares as payment of interest on the convertible debentures.

In accordance with ASC 855-10, the Company’s management reviewed all material events from March 31, 2012, through the issuance date of this report, and there are no other material events to report.

NOTE 10– CONTINGENCIES

The Company is delinquent on its state and Federal payroll tax remittances. The State of California has issued a Notice of State Tax Lien against the property and rights owned by the Company covering interest and penalties for non-payment of payroll remittances. The Company has accrued $116,624 in payroll taxes, penalties and interest as of March 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Management’s Discussion and Analysis (“MD&A”) is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company’s operations and financial position. Some sections of this report contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, and the factors described under “Risk Factors” contained in the Company’s Form 10-K Report filed May 16, 2012. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. The Company’s actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

The following information should be read in conjunction with the unaudited financial statements for the period ended March 31, 2012 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT,” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the period ended March 31, 2012.

Overview

Company Background

HCTs principal office is located in Daly City, California, U.S.A.

As of March 31, 2012, HCT had 7 employees.

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

The Company’s ultimate goal is to license its proprietary Green Polyurethane™ formulation to national and/or global coatings formulators and then focus on rolling out the commercialization of other Green Polyurethane™ applications such as adhesives and sealants. In order to achieve this, the Company is proving the validity of its products through direct sales and is targeting large distributors and multiple client bases. The Company intends to focus within the C.A.S.E. segment specifically for large industrial and commercial coatings applications where Green Polyurethane™ has a natural competitive advantage over other polyurethane ("PU") and epoxy coatings due to its superior chemical resistance and environmentally safe properties with reduced health risks. Some of the target applications for Green Polyurethane™ products markets include:

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

In addition, the Company plans to:

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

HCT is currently at the commencement of the commercialization phase of its business model. HCT plans on significantly expanding its sales and client base by promoting the NTI Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships. The company expects to have significant sales by the end of 2012.

Results of Operation

HCT is a developmental stage company and as such does not yet have any revenues. Management is in talks with prospective clients and the Company expects to have revenues in this fiscal year. For the period January 1 through March 31, 2012 the Company had sample sales of $5,430 and associated cost of sales of $1,100 , general and administration expenses, net of stock-based compensation of $379,878, amounted to $256,639, with only non-cash charges related to the amortization of debt discounts, amortization of intangibles of $54,660, interest expense of $225,153, and a gain in the fair value of the derivative liability of $8,744 all resulting in a net loss of $905,256. For the comparative period January 1 through March 31, 2011, sales were nil, general and administration expenses, net of stock-based compensation of $51,000, amounted to $374,438, with only non-cash charges related to the amortization of debt discounts, amortization of intangibles of $41,667, and interest expense of $1,283,207 all resulting in a net loss of $1,750,312.

The Company expects to significantly increase operating expenses including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

Liquidity and Capital Resources

The Company had cash and equivalents of $-0- and negative working capital of approximately $2,700,000 as of March 31, 2012. During the quarter ended March 31, 2012, the Company received $119,500 proceeds from convertible debentures, $186,760 in shareholder loans and $144,500 in other loans. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so. If the Company is not successful in raising sufficient additional financing, it may be forced to substantially curtail, or cease, its operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Development Stage Company

During the period ended March 31, 2012, the Company complied with ASC 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our President and Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Exchange Act within the time periods specified in the SEC’s rules and forms. The Company has undertaken steps to remedy this and improve the effectiveness of its disclosure controls and procedures.

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

Date: May 17, 2012	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)