Form 10-Q
period 2012-06-30
HYBRID Coating Technologies Inc.
filed 2012-08-20
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

Yes [   ]                            No [    ]

APPLICABLE TO CORPORATE ISSUERS:

6,481,068 shares of the issuer’s common shares, par value $.001 per share, were issued and outstanding as of August 14 , 2012.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as at June 30, 2012 and the related unaudited consolidated statements of operations, and cash flows for the three and six months ended June 30, 2012 and the period from July 8, 2010 (inception) to June 30, 2012 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011

	June 30	December 31
	2012	2011
	(Unaudited)
ASSETS

Current assets
Samples and supplies	$8,359	$37,836
Total current assets	8,359	37,836

Intangible asset, net	736,223	845,543

TOTAL ASSETS	$744,582	$883,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	$-	$40,013
Accounts payable and accrued liabilities	466,282	293,214
Accounts payable and accrued liabilities-related parties	280,446	172,695
Senior Secured Convertible Debentures, net of unamortized discount of $1,827 and $21,566 at June 30,2012 and December 31, 2011 respectively	198,173	178,434
Loans payable	241,325	27,500
Loans payable -shareholders net of unamortized discounts and premiums of $20,496 and $30,632 at June 30 2012 and December 31, 2011 respectively	895,668	697,568
Note payable – NTI (related party)	993,581	1,126,831
Total current liabilities	3,075,475	2,536,255

Convertible Debentures, net of unamortized discount of $422,607 and $461,225 at June 30, 2012 and December 31, 2011 respectively	897,893	739,775

Derivative liabilities	183,988	480,461

TOTAL LIABILITIES	4,157,356	3,756,491
Commitments

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized, 6,481,068 shares and 5,816,733 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	6,481	5,817

Additional paid in capital	6,485,928	5,849,115

Deficit accumulated during development stage	(9,905,183)	(8,728,044)

Total stockholders’ deficit	(3,412,774)	(2,873,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$744,582	$883,379

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Six Months ended June 30, 2012 and June 30, 2011
And the Period from July 8, 2010 (inception) through June 30, 2012
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended	July 8, 2010 (inception)
	June 30,2012	June 30,2011	June 30,2012	June 30,2011	through June 30,2012
Revenues	$3,953	$-	$9,383	$-	$14,253
Cost of sales	1,000	-	2,100	-	6,100
Gross margin	2,953	-	7,283	-	8,153
Operating expenses
General and administrative expenses	414,718	545,831	1,053,235	971,269	6,947,660
Impairment of intangible asset	-	-	-	-	631,917
Amortization of intangible asset	54,660	45,417	109,320	87,083	381,860
Total operating expenses	469,378	591,248	1,162,555	1,058,352	7,961,437
Net loss from operations	(466,425)	(591,248)	(1,155,272)	(1,058,352)	(7,953,284)
Loss on extinguishment of debt	-	(79,717)	-	(79,717)	(79,717)
Change in fair value of derivative liability	334,450	(37,820)	343,194	(37,820)	420,981
Interest expense	(139,908)	(158,995)	(365,061)	(1,442,202)	(2,293,163)
Net loss	$(271,883)	$(867,780)	$(1,177,139)	$(2,618,091)	$(9,905,183)
Basic and diluted net loss per share	$(0.04)	$(0.16)	$(0.19)	(0.49)
Basic and diluted weighted average shares	6,318,428	5,391,143	6,112,689	5,355,107

The accompanying notes are an integral part of these consolidated financial statements

(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2012 and June 30, 2011
And the Period from July 8, 2010 (inception) through June 30, 2012
(Unaudited)

	Six months ended	Six months ended	July 8, 2010 (inception)
	June 30,2012	June 30,2011	through June 30,2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,177,139)	$(2,618,091)	$(9,905,183)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	396,377	257,038	4,517,348
Interest paid through issuance of shares	213,100	-	213,100
Amortization of intangible asset	109,320	87,083	381,860
Interest expense from revaluation of SSCD warrants	-	1,180,886	1,180,886
Interest expense on beneficial conversion feature related to SSCD warrants	-	-	126,607
Loss on extinguishment of debt	-	79,717	79,717
Loss on impairment of intangible assets	-	-	631,917
Change in fair value of derivative liability	(343,194)	37,820	(420,981)
Incentive and interest paid on prepayment of debt	-	25,833	25,833
Amortization of debt discounts	135,814	198,252	589,815
Change in operating assets and liabilities
Samples and supplies	29,477	(41,836)	(8,359)
Accounts payable and accrued liabilities	173,068	-	480,549
Accounts payable and accrued liabilities related parties	107,751	103,698	280,346
Bank indebtedness	(40,013)	3,021	-
Net cash used in operating activities	(395,439)	(686,579)	(1,826,545)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of intangible asset	-	-	150,000
Net cash provided in investing activities	-	-	150,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Convertible Debentures	119,500	851,000	970,500
Proceeds from Senior Secured Convertible Debentures	-	-	400,000
Proceeds from exercise of warrants	-	-	25,000
Proceeds from loans payable-shareholders	297,880	374,500	1,264,480
Repayments of loans payable-shareholders	(102,516)	(166,200)	(367,716)
Proceeds from loans payable	213,825	-	290,700
Repayments of note payable - NTI (related party)	(133,250)	(375,915)	(906,419)
Net cash provided by financing activities	395,439	683,385	1,676,545

INCREASE (DECREASE) IN CASH	-	(3,194)	-

CASH, BEGINNING	-	3,194	-
CASH, ENDING	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2012 and June 30, 2011
And the Period from July 8, 2010 (inception) through June 30, 2012
(Unaudited)

				July 8, 2010
	Six months ended		Six months ended	(inception)
	June 30,2012		June 30,2011	through June 30,2012
Supplemental cash flow information

Interest paid	$50,400		$6,000	$56,400
Acquisition of intangible asset through issuance of note payable	$-		$150,000	$1,900,000
Discount arising from warrants attached to issuance of SSCD	$-		$-	$273,393

Discount arising from loans payable -shareholders	$-		$64,160	$92,075
Transfer of loans and SSCD to Convertible Debentures	$-		$31,000	$310,000

Reclassification of accrued interest to SSCD	$-		$14,167	$14,167

Discount on Convertible Debentures	$46,721		$558,248	$604,969

Shares issued to pay shareholder loans	$37,000	$		$37,000

Shares issued for premium on shareholder loans	$28,000		$-	$64,000

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
(A Development Stage Company)
June 30, 2012
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

The Company manufactures and sells under license, alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™, including coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder). See Note 2 for additional information on the related party licensor.

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc. included in Form 10-K filed on May 17, 2012 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Going Concern

The Company's absence of significant revenues, recurring losses from operations, and its need for significant additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern.

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

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – INTANGIBLE ASSET

During 2010 and 2011 the Company acquired licensing rights from Nanotech Industries, Inc., (“NTI”, a privately-held entity deemed a related party by virtue of common ownership and control), for the rights to manufacture and distribute environmentally safe coatings (“Coating Products”) using NTI’s technology.

As part of the original licensing agreement signed on July 12, 2010 (see table below) the Company has the option to obtain rights for the rest of the world on an exclusive perpetual basis, in exchange for the issuance of stock to equal 62.5% of the Company’s total shares. If this option is exercised, NTI would control the Company by virtue of ownership of a majority of the Company’s outstanding shares.

Following is a summary of the licenses acquired to date from NTI :

	License Rights Overview	Licensed Region	Term (date) of License	Original cost	Carrying Value at 06/30/12	Carrying Value at 12/31/11
A	Coating Products	North America	June 12,2010- 3 years	$500,000	$73,003	$109,543
B	Coating Products	Russian Territory	March 17,2011- 10 years	$150,000	$41,600	$44,000
C	Coating Products	European Continent	July 7,2011- 5 years	$1,250,000	$621,620	$692,000

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

Intangibles activity is as follows for the six month period ended June 30, 2012 and December 31, 2011:

	June 30,	December 31,

	2012	2011
Intangible asset, net, beginning of period	$845,543	$422,043
Purchases		1,400,000
Sale		(150,000)
Impairment		(631,917)
Less: current amortization	(109,320)	(194,583)
Total intangible asset, net end of period	$736 ,223	$845,543

During the six months ended June 30, 2012 and June 30, 2011 amortization was $109,320 and $87,083.

The balance of intangible assets, net is as follows as of June 30, 2012 and December 31, 2011:

Intangible assets	$1,118,083	$1,118,083
Less, accumulated amortization	(381,860)	(272,540)
Intangible assets, net	$736,223	$845,543

NOTE 3 - FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The fair value and book value of all of the Company’s financial instruments are the same due to the short term nature of the instruments and/or the terms thereof and require Level 1 inputs, except as noted below:

		June 30,2012		December 31,2011

		Carrying	Estimated Fair	Carrying	Estimated Fair
		Value $	Value $	Value $	Value $
	Loans payable -shareholders	895,668	916,164	697,568	728,200
	Convertible Debentures	897,893	1,320,500	739,775	1,201,000
	Senior Secured Convertible debentures	198,173	200,000	178,434	200,000
	Derivative Liability *	183,988	183,988	480,461	480,461
*	- Based on level 2 inputs.

NOTE 4 – LOANS PAYABLE –SHAREHOLDERS

During 2011 the Company entered into various loan agreements and arrangements for loans with shareholders with a balance of $697,568 at June 30, 2012, all having different maturity dates from 2011 to 2012. Two of these loans totaling $85,000 are in default. The shareholders have not called these loans.

For the six months ended June 30, 2012, shareholders have loaned a total of $297,880 with different maturities ranging from on demand to maturing on September 2013. Some of the loans bear interest at 15% to 16%. The demand loans are non-interest bearing. Two loans had share premiums totaling $28,000 amortized over the term of the loans. During the six months ended June 30, 2012, the Company paid $102,516 towards the notes that are due on demand.

The total amount of premium amortized for the six month period ended June 30, 2012 $30,736 (2011- 48,337), the total interest expense was $37,633 (2011- nil) and the total interest accrued was $4,086 (2011- nil ).At June 30, 2012 the unamortized premium was $20,496 (December 31, 2011- $34,851).

NOTE 5 – LOANS PAYABLE

During the six month period ended June 30, 2012, the Company entered into loans from unrelated parties for proceeds of $213,825,with maturities ranging from three months to one year that bear interest at rates from 15% to 25% per annum payable monthly. Interest expense for the six months ended June 30, 2011 totaled approximately $12,800. This increases the balance due to unrelated parties to $241,325 as of June 30, 2012.

NOTE 6 –CONVERTIBLE DEBENTURES

On April 29, 2011 the Company issued $1,201,000 in convertible debentures (“Debentures”) with a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are held by both third parties and by non-controlling shareholders, and are convertible by dividing the conversion amount by a conversion factor of 1.4 yielding Units of the Company where each Unit (at a price of $1.40 per Unit), comprises of 1 share of common stock and one half a stock purchase warrant of the Company with an exercise price of $2.00 and a maturity at April 29, 2014. Warrants are exercisable at the option of the holder at any time prior to maturity. The embedded conversion features in the Convertible Debentures and attached warrants are accounted for as a derivative liability based on guidance in FASB ASC 815, derivatives and Hedging. Tha amount originally attributed to the derivative liability was $558,248.

On February 21, 2012, an additional $119,500 of debentures were issued with the same terms that the April, 2011 issuance contained. The value, determined using the same discounted cash flow based, multinomial lattice model as was used with the April 2011 derivative valuation, of the incremental derivative liability associated with this 2012 issuance was determined by management to be $46,721.

As of June 30, 2012, The Company recorded the change in the fair value of the derivative liability as a gain of $343,194 to reflect the value of the new derivative liability of $183,988.

The derivative was originally recorded as a credit to the derivative liability and a debit to the debt (as a discount). The discount is amortized using the effective interest method over the three year term of the debt. Amortization of the debt discount was $85,339 for the six months ending June 30, 2012, leaving a remaining discount of $422,607 at June 30, 2012. Interest of $32,847 has been accrued for the quarter ending June 30, 2012. The balance of the debentures at June 30, 2012, net of the unamortized discount, is $897,893.

NOTE 7– STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2012 the Company issued 101,000 shares to shareholders as payment for services with a fair value of $82,800, 18,000 shares to a shareholder/employee for services with a fair value of $27,000, 240,200 shares to the Convertible Debenture holders as payment for one year’s interest totaling $120,100 and 100,000 shares with a fair value $130,000 to a shareholder as interest compensation for loans, $91,000 charged to interest expense and the remaining $37,000 an adjustment to additional paid–in capital for loan premiums previously recorded.

During the period a warrant holder exercised 220,000 warrants for 205,135 shares with a reduction in additional paid in capital of $ 205.

During the period, the Company issued 260,000 warrants to shareholders for consulting services at a fair value of $286,578 (recorded as stock-based compensation with a corresponding increase in additional paid-in capital) using the Black-Scholes method according to the following assumptions:

Expected volatility		104.8%
Expected life		3 years
Risk-free interest rate		0.42%-0.43%
Dividend yield	$	Nil

NOTE 8– RELATED PARTY TRANSACTIONS

Fees charged by Shareholder

During the six months ended June 30, 2012 and 2011, the Company was charged $169,000 and $135,000 by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The amounts are included in accounts payable and accrued liabilities related parties.

Principle Debt Payments

During the six months ended June 30, 2012, the Company made principle payments of $133,250 on its note payable to NTI related to the 2011 acquisition of the license rights for Coatings in Europe. The note matures on November 29, 2013,does not bear interest,and no payments are required prior to maturity.

The balance of the note is $993,581 and $1,126,831 at June 30, 2012 and December 31, 2011, respectively.

Shared Administrative Costs

The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. During 2012 and 2011, the allocation of such shared costs between the Company and NTI was 80% and 20%, respectively.

NOTE 9 – DELINQUENT PAYROLL TAX WITHHOLDINGS

The Company is delinquent on its state and Federal payroll tax remittances. The State of California has issued a Notice of State Tax Lien against the property and rights owned by the Company covering interest and penalties for non-payment of payroll remittances. Furthermore, during the quarter ended June 30, 2012, the State of California has seized approximately $11,000 from one of the Company’s bank accounts. The Company has accrued $146,822 in payroll taxes, penalties and interest as of June 30, 2012, which represents the Company’s estimate of the total amount owed, including penalties and interest. The Company is subject to possibly greater penalties which are not reasonably estimable at this time.

NOTE 10– SUBSEQUENT EVENTS

Borrowings

In July 2012, the Company entered into a loan with a shareholder for $100,000 with a six month maturity and interest of 18% per annum payable monthly. The Company also entered into a loan with an unrelated party for $130,000 maturing in one year bearing interest at 15% per annum payable monthly.

Contingent Warrant Issuance

On July 20, 2012, the Company’s board of directors approved the issuance of 300,000 stock purchase warrants, exercise price of $.001 per share and five-year life, from date of issuance, to the Company’s President, Joseph Kristul, contingent on his successful negotiation of a major sales contract (as defined in board minutes). The major sales contract agreement has not yet been reached by the Company.

In accordance with ASC 855-10, the Company’s management reviewed all material events from June 30, 2012, through the issuance date of this report, and there are no other material events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Management’s Discussion and Analysis (“MD&A”) is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company’s operations and financial position. Some sections of this report contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, and the factors described under “Risk Factors” contained in the Company’s Form 10-K Report filed May 17, 2012. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. The Company’s actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

The following information should be read in conjunction with the unaudited financial statements for the period ended June 30, 2012 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT,” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the period ended June 30, 2012.

Overview

Company Background

HCTs principal office is located in Daly City, California, U.S.A. As of June 30, 2012, HCT had 7 employees.

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

HCT’s strategy is to avoid large capital investments in manufacturing and to outsource the manufacturing of the Company's Products to third-party manufacturers. At current capacity, the Company can outsource the manufacture of up to 20,000 tons per year.

HCT is currently at the commencement of the commercialization phase of its business model. HCT plans on significantly expanding its sales and client base by promoting the NTI Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships.

Results of Operations

HCT is a developmental stage company and as such does not yet have meaningful revenues. Management is in ongoing discussions with prospective clients. For the three and six month period ending June 30, 2012, the Company had sample sales of $3,953 (6 months-$9,383) and associated cost of sales of $1,000 (6 months -$2,100).

General and administrative expenses totaled $414,718 and $1,053,235 for the three and six months ended June 30, 2012, as compared to $545,831 and $971,269, representing a 24% decrease for the three months ending June 30, 2012 as compared the corresponding 2011 period, and representing an 8.4% increase for the 6 months ended June 30, 2012 as compared to the corresponding 2011 period. Included in general administrative expenses for the six months ended June 30 are the following:

	6 months ended June 30
	2012	2011	% change
Professional Fees	$252,688	$366,858	(31%	)
Payroll	228,382	186,879	22%
Stock-based compensation (non-cash)	396,377	257,038	54%
Rent and general office costs	107,848	84,171	28%
Travel and trade shows	67,940	76,323	(11%	)

Total	$1,053,235	$971,269	8%

Liquidity and Capital Resources

The Company had cash and equivalents of $0 as of June 30, 2012. The Company’s source of cash during the six months ended June 30, 2012 primarily consisted of proceeds from the issuance of convertible debentures in the amount of $119,000, and proceeds from notes payable to individuals approximating $510,000 from individuals ($297,00 of which was involves related parties).

The Company's absence of significant revenues, recurring losses from operations, and its need for significant additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern.

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

Development Stage Company

During the period ended June 30, 2012, the Company complied with ASC 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

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

Date: August 20, 2012	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)