Form 10-Q
period 2012-09-30
HYBRID Coating Technologies Inc.
filed 2012-11-19
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

Yes [   ]     No [   ]

APPLICABLE TO CORPORATE ISSUERS:

6,503,568 shares of the issuer’s common shares, par value $.001 per share, were issued and outstanding as of November 14 , 2012.

PART I

ITEM 1. FINANCIAL STATEMENTS

     The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as at September 30, 2012 and the related unaudited consolidated statements of operations, and cash flows for the three and nine months ended September 30, 2012 and the period from July 8, 2010 (inception) to September 30, 2012 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011

	September 30	December 31
ASSETS	2012	2011
	(unaudited)
Current assets
Samples and supplies	$-	$37,836
Total current assets	-	37,836

Intangible asset, net of accumulated amortization	681,563	845,543

TOTAL ASSETS	$681,563	$883,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	$3,407	$40,013
Accounts payable and accrued liabilities	597,717	293,214
Accounts payable and accrued liabilities-related parties	402,140	172,695
Senior Secured Convertible Debentures	200,000	178,434
Loans payable	439,000	27,500
Loans payable -shareholders net of unamortized discounts and premiums	1,005,875	697,568
Note payable – related party	918,581	1,126,831
Total current liabilities	3,566,720	2,536,255

Convertible Debentures, net of unamortized discount	945,369	739,775

Derivative liability	132,332	480,461

Total liabilities	4,644,421	3,756,491

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized, 6,503,568 shares and 5,816,733 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6,504	5,817

Additional paid in capital	6,498,281	5,849,115

Deficit accumulated during development stage	(10,467,643)	(8,728,044)

Total stockholders’ deficit	(3,962,858)	(2,873,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$681,563	$883,379

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Nine Months ended September 30, 2012 and September 30, 2011
And the Period from July 8, 2010 (inception) through September 30, 2012
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended	July 8, 2010 (inception)
	September 30,2012	September 30,2011	September 30,2012	September 30,2011	through September 30,2012
Revenues	$4,322	$9,495	$13,705	$9,495	$18,575
Cost of sales	2,200	4,000	4,300	4,000	8,300
Gross-margin	2,122	5,495	9,405	5,495	10,275
Operating expenses
General and administrative	437,394	451,405	1,490,629	1,422,673	7,385,054
Impairment of intangible asset	-	-	-	-	631,917
Amortization of intangible asset	54,660	45,416	163,980	132,500	436,520
Total operating expenses	492,054	496,821	1,654,609	1,555,173	8,453,491
Loss from operations	(489,932)	(491,326)	(1,645,204)	(1,549,678)	(8,443,216)
Loss on extinguishment of debt	-	-	-	(79,717)	(79,717)
Change in fair value of derivative liability	51,656	119,088	394,850	81,268	472,637
Interest expense	(124,184)	(167,016)	(489,245)	(1,609,218)	(2,417,347)
Net loss	$(562,460)	$(539,254)	$(1,739,599)	$(3,157,345)	$(10,467,643)
Basic and diluted net loss per share	$(0.09)	$(0.10)	$(0.28)	(0.59)
Basic and diluted weighted average shares	6,492,318	5,475,366	6,231,458	5,395,634

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2012 and September 30, 2011
And the Period from July 8, 2010 (inception) through September 30, 2012
(Unaudited)

	Nine months ended	Nine months ended	July 8, 2010 (inception)
	September 30,2012	September 30,2011	through September 30,2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,739,599)	$(3,157,345)	$(10,467,643)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	408,753	316,638	4,529,724
Interest paid through issuance of shares	213,100	-	213,100
Amortization of intangible asset	163,980	132,500	436,520
Interest expense from revaluation of SSCD warrants	-	1,180,886	1,180,886
Interest expense on beneficial conversion feature related to SSCD warrants	-	-	126,607
Loss on extinguishment of debt	-	79,717	79,717
Loss on impairment of intangible assets	-	-	631,917
Change in fair value of derivative liability	(394,850)	(81,268)	(472,637)
Incentive and interest paid on prepayment of debt	-	25,833	25,833
Amortization of debt discounts	197,310	326,494	651,311
Change in operating assets and liabilities
Samples and supplies	37,836	(37,836)	-
Accounts receivable	-	(3,125)	-
Accounts payable and accrued liabilities	304,503	149,900	611,983
Accounts payable and accrued liabilities related parties	229,445	85,000	402,041
Bank indebtedness	(36,606)	8,727	3,407
Net cash used in operating activities	(616,128)	(973,879)	(2,047,234)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of intangible asset	-	-	150,000
License deposit	-	(64,925)
Net cash provided in investing activities	-	(64,925)	150,000

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of Convertible Debentures	119,500	851,000	970,500
Proceeds from Senior Secured Convertible Debentures	-	-	400,000
Proceeds from exercise of warrants	-	-	25,000
Proceeds from loans payable-shareholders	547,094	834,000	1,513,694
Repayments from loans payable-shareholders	(253,716)	(246,000)	(568,916)
Proceeds from loans payable	411,500	35,000	488,375
Repayments of loan payable-related party	-	(45,200)	-
Repayments of note payable - related party	(208,250)	(393,190)	(931,419)
Net cash provided by financing activities	616,128	1,035,610	1,897,234

INCREASE (DECREASE) IN CASH	-	(3,194)	-

CASH, BEGINNING	-	3,194	-
CASH, ENDING	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2012 and September 30, 2011
And the Period from July 8, 2010 (inception) through September 30, 2012
(Unaudited)

Supplemental cash flow information
Interest paid	$-		$6,000	$6,000
Acquisition of intangible asset through issuance of note payable	$-		$150,000	$1,900,000
Discount arising from warrants attached to issuance of SSCD	$-		$-	$273,393
Discount arising from loans payable -shareholders	$-		$92,075	$92,075
Transfer of loans and SSCD to Convertible Debentures	$-		$310,000	$310,000
Reclassification of accrued interest to SSCD	$-		$14,167	$14,167
Discount on Convertible Debentures	$47,476		$558,248	$605,724
Shares issued to pay shareholder loans	$37,000	$		$37,000
Shares issued for premium on shareholder loans	$28,000		$36,000	$64,000

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
(A Development Stage Company)
September 30, 2012
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

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc. included in Form 10-K filed on May 17, 2012 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

Following is a summary of the licenses acquired to date from NTI :

	License Rights Overview	Licensed Region	Term (date) of License	Original cost	Carrying Value at 09/30/12	Carrying Value at 12/31/11
A	Coating Products	North America	June 12,2010- 3 years	$500,000	$54,733	$109,543
B	Coating Products	Russian Territory	March 17,2011- 10 years	$150,000	$40,400	$44,000
C	Coating Products	European Continent	July 7,2011- 5 years	$1,250,000	$586,430	$692,000
			Total	$1,900,000	$681,563	$845,543

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

Intangibles activity is as follows for the nine month period ended September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Intangible asset, net, beginning of period	$845,543	$422,043
Purchases	-	1,400,000
Sale	-	(150,000)
Impairment	-	(631,917)
Less: current amortization	(163,980)	(194,583)
Total intangible asset, net end of period	$681 ,563	$845,543

For the 9 month period ended September 30, 2012 and September 30, 2011 amortization was $163,980 and $132,500.

The balance of intangible assets, net is as follows as of September 30, 2012 and December 31, 2011:

Intangible assets	$1,118,083	$1,118,083
Less, accumulated amortization	(436,520)	(272,540)
Intangible assets, net	$681,563	$845,543

NOTE 3 - FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The fair value and book value of all of the Company’s financial instruments are the same due to the short term nature of the instruments and/or the terms thereof and require Level 1 inputs, except as noted below:

	September 30,2012		December 31,2011
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value $	Value $	Value $	Value $
Loans payable -shareholders	1,005,875	1,021,578	697,568	728,200
Convertible Debentures	945,369	1,320,500	739,775	1,201,000
Senior Secured Convertible debentures	200,000	200,000	178,434	200,000
Derivative Liability *	132,332	132,332	480,461	480,461

* - Based on level 2 inputs.

NOTE 4 – LOANS PAYABLE –SHAREHOLDERS

During 2011 the Company entered into various loan agreements and arrangements for loans with shareholders with a balance of $697,568 at September 30, 2012, all having different maturity dates from 2011 to 2012. Two of these loans totaling $85,000 are in default. The shareholders have not called these loans.

For the nine months ended September 30, 2012, shareholders have loaned a total of $547,094 with different maturities ranging from on demand to maturing on September 2013. Some of the loans bear interest at 15% to 16%. The demand loans are non-interest bearing. Two loans had premiums totaling $28,000 amortized over the term of the loans. The Company paid $253,716 towards the notes that are due on demand.

The total amount of premium amortized for the nine month period ended September 30, 2012 $42,929 (2011- 48,337), the total interest expense was $59,941 (2011- nil) and the total interest accrued was $4,086 (2011- nil ).At September 30, 2012 the unamortized premium was $15,703 (December 31, 2011- $34,851).

NOTE 5 – LOANS PAYABLE

During the nine month period ended September 30, 2012, the Company entered into loans from unrelated parties for proceeds of $411,500,with maturities ranging from three months to one year that bear interest at rates from 15% to 25% per annum payable monthly. Interest expense for the nine months ended September 30, 2012 totaled approximately $31,200. This increases the balance due to unrelated parties to $439,000 as of September 30, 2012.

NOTE 6 – SENIOR SECURED CONVERTIBLE DEEBNTURES

The Senior Secured Convertible Debentures matured on August 16, 2012 and are in default. The loan has not been called by the debenture holder.

NOTE 7 –CONVERTIBLE DEBENTURES

On April 29, 2011 the Company issued $1,201,000 in convertible debentures (“Debentures”) with a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are held by both third parties and by non-controlling shareholders, and are convertible by dividing the conversion amount by a conversion factor of 1.4 yielding Units of the Company where each Unit (at a price of $1.40 per Unit), comprises of 1 share of common stock and one half a stock purchase warrant of the Company with an exercise price of $2.00 and a maturity at April 29, 2014. Warrants are exercisable at the option of the holder at any time prior to maturity. The embedded conversion features in the Convertible Debentures and attached warrants are accounted for as a derivative liability based on guidance in FASB ASC 815, derivatives and Hedging. The amount originally attributed to the derivative liability was $558,248.

On February 21, 2012, an additional $119,500 of debentures were issued with the same terms that the April, 2011 issuance contained. The value, determined using the same discounted cash flow based, multinomial lattice model as was used with the April 2011 derivative valuation, of the incremental derivative liability associated with this 2012 issuance was determined by management to be $46,721.

As of September 30, 2012, the Company recorded the change in the fair value of the derivative liability as a gain of $394,850 to reflect the value of the new derivative liability of $132,332.

The derivative was originally recorded as a credit to the derivative liability and a debit to the debt (as a discount). The discount is amortized using the effective interest method over the three year term of the debt. Amortization of the debt discount was $132,815 for the nine months ending September 30, 2012, leaving a remaining discount of $375,131 at September 30, 2012. Interest of $33,259 and $96,099 has been accrued for the quarter and nine months ending September 30, 2012. The balance of the debentures at September 30, 2012, net of the unamortized discount, is $945,369.

NOTE 8– STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2012 the Company issued 123,500 shares to shareholders as payment for services with a fair value of $95,175, 18,000 shares to a shareholder/employee for services with a fair value of $27,000, 240,200 shares to the Convertible Debenture holders as payment for one year’s interest totaling $120,100 and 100,000 shares with a fair value $130,000 to a shareholder as interest compensation for loans, $93,000 charged to interest expense and the remaining $37,000 an adjustment to additional paid–in capital for loan premiums previously recorded.

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

NOTE 9– RELATED PARTY TRANSACTIONS

Fees charged by Shareholder
During the nine months ended September 30, 2012 and 2011, the Company was charged $223,000 and $220,000 by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The amounts are included in accounts payable and accrued liabilities related parties.

Principal Debt Payments
During the nine months ended September 30, 2012, the Company made principal payments of $208,250 on its note payable to NTI related to the 2011 acquisition of the license rights for Coatings in Europe. The note matures on November 29, 2013, does not bear interest, and no payments are required prior to maturity. The balance of the note is $918,581 and $1,126,831 at September 30, 2012 and December 31, 2011, respectively.

Shared Administrative Costs
The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. During 2012 and 2011, the allocation of such shared costs between the Company and NTI was 80% and 20%, respectively.

NOTE 10 – DELINQUENT PAYROLL TAX WITHHOLDINGS

The Company is delinquent on its state and Federal payroll tax remittances. The State of California has issued a Notice of State Tax Lien against the property and rights owned by the Company covering interest and penalties for non-payment of payroll remittances. Furthermore, during the period ended September 30, 2012, the State of California has seized approximately $11,000 from one of the Company’s bank accounts. The Company has accrued $162,882 in payroll taxes, penalties and interest as of September 30, 2012, which represents the Company’s estimate of the total amount owed, including penalties and interest. The Company is subject to possibly greater penalties which are not reasonably estimable at this time.

The Company still does not remit payroll tax withholdings to government authorities as required by law.  This could subject the Company and its officers to penalties or criminal charges.

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

The following information should be read in conjunction with the unaudited financial statements for the period ended September 30, 2012 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT,” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the period ended September 30, 2012.

Overview

Company Background

HCTs principal office is located in Daly City, California, U.S.A. As of September 30, 2012, HCT had 7 employees.

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

HCT’s strategy is to avoid large capital investments in manufacturing and to outsource the manufacturing of the NTI Products to third-party manufacturers. At current capacity, the Company can outsource the manufacture of up to 20,000 tons per year.

HCT is currently at the commencement of the commercialization phase of its business model. HCT plans on significantly expanding its sales and client base by promoting the NTI Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships.

Results of Operations

HCT is a developmental stage company and as such does not yet have meaningful revenues. Management is in ongoing discussions with prospective clients. For the three and nine month period ending September 30, 2012, the Company had sample sales of $4,322 (9 months-$13,705) and associated cost of sales of $2,200 (9 months -$4,300).

General and administrative expenses totaled $437,394 and $1,490,629 for the three and nine months ended September 30, 2012, as compared to $451,405 and $1,422,673 from the prior period, representing a 3% decrease for the three months ending September 30, 2012 as compared the corresponding 2011 period, and representing an 4.8% increase for the 9 months ended September 30, 2012 as compared to the corresponding 2011 period. Included in general administrative expenses for the nine months ended September 30 are the following:

	9 months ended September 30
	2012	2011	% change
Professional Fees	$471,197	$564,197	(16%	)
Payroll	334,230	297,719	12%
Stock-based compensation (non-cash)	408,753	316,638	29%
Rent and general office costs	149,881	141,733	6%
Travel and trade shows	126,568	102,386	24%

Total	$1,490,629	$1,422,673	5%

Liquidity and Capital Resources

The Company had cash and equivalents of $0 as of September 30, 2012. The Company’s source of cash during the nine months ended September 30, 2012 primarily consisted of proceeds from the issuance of convertible debentures in the amount of $119,000, and proceeds from loans payable to individuals approximating $959,000 from (approximately $547,000 of which involved related parties).The company also repaid loans to related parties of approximately $254,000 and the note payable-related party $208,000.

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

Development Stage Company

During the period ended September 30, 2012, the Company complied with ASC 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

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

Date: November 19, 2012	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)