Form 10-K
period 2012-12-31
HYBRID Coating Technologies Inc.
filed 2013-04-16
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED December 31, 2012 OR

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
Yes [   ]     No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,933,034 based on the closing price of $0.50 for the common stock on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares outstanding of the registrant’s class of common stock, as of April 15, 2013 was 6,577,568.

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

     Hybrid Coating Technologies Inc.’s ability to maintain its rights pursuant to the Licensing Agreement:

     Hybrid Coating Technologies Inc.’s competitive position and its expectations regarding competition from other paint manufacturers and suppliers; and

     Anticipated trends and challenges in Hybrid Coating Technologies Inc.’s business and the markets in which it operates.

PART I

ITEM 1. DESCRIPTION OF OUR BUSINESS

Our Business

On August 30, 2010, Hybrid Coating Technologies Inc. (the “Company”) consummated an August 16, 2010 Stock Purchase Agreement (the “Stock Purchase Agreement”) with Nanotech Industries International Inc., (“Nanotech”) a Nevada corporation located in Daly City, California. A previous January 31, 2010 agreement with Nanotech Industries Inc. (“NTI”), a related party of Nanotech, was terminated August 16, 2010 prior to its effectiveness.

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

As a result of the Nanotech Acquisition, Nanotech is now a wholly owned subsidiary of the Company. The Company intends to pursue the business of its Nanotech subsidiary and assume and execute Nanotech’s business plan as its sole business. (See “Incorporation and Business of Nanotech” below).

The products manufactured and sold by the Company (“Nanotech Products”) comprise both:

(1)	coatings and raw binder ingredients comprised of Green Polyurethane™ Monolithic Floor Coating and Green Polyurethane™ Binder and hereinafter referred to as “Coating Products”.
(2)	sealants and adhesives comprised of Green Polyurethane™ and hereinafter referred to as “Sealant Products”.

The Company was granted the right to manufacture and sell the Nanotech Products pursuant to an agreement (“Licensing Agreement”) entered into between the Company and Nanotech Industries Inc. (“NTI”), the holder of the proprietary rights to the license and intellectual property required for the manufacturing of the Nanotech Products. The Nanotech Products will target the coatings, adhesives, sealants and elastomers (“C.A.S.E.”) market in North America, Europe, and the Russian Territory ( including the Russian Federation, Belorussia, Kazakhstan Rupublic) with an option to sell in Asia and the rest of the world pursuant to the terms of the Licensing Agreement.

NTI and the Company are related parties by virtue of common ownership and control. NTI is privately-held.

“The Company” and “the Registrant”, as referred to herein, includes Hybrid Coating Technologies Inc. and/or its wholly owned subsidiary, Nanotech.

Incorporation and Business of Nanotech

The Company was incorporated under the laws of the State of Nevada on July 8, 2010. On July 12, 2010, the Company entered into the Licensing Agreement(“ Initial Licensing Agreement”)for the manufacturing and sale of the Nanotech Coating Products, alternative , nonisocyanate polyurethane , Green Polyurethane™, including coatings and raw binder ingredients (Green Polyurethane™ Monolithic Floor Coating and Green Polyurethane™ Binder). The Nanotech Coating Products will be sold to the Coatings, Adhesives, Sealants & Elastomers (“C.A.S.E.”) market in North America, with options to sell in Europe, South America, Asia and the rest of the world.

Initial Licensing Agreement Note 1

The terms of the Initial Licensing Agreement (the “Agreement”) are as follows:

(i)

The Company was granted, effective June 12, 2010, manufacturing and sale rights (“North American Licensing Rights”) for the Coating Products on an exclusive basis for a 36-month period (“Exclusivity Period”) for the territory of North America. In consideration for the North America Licensing Rights, Nanotech paid NTI a one- time licensing fee of $500,000 and a royalty of 5% of future gross Coating Product sales.

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

Note 1: The InitialAgreement was originally filed in an 8K on August 30, 2010 and the amended version (as described above) was refiled in an 8K on October 18, 2011. In the original filing the Licensing Rights included not only the Coating Products but Sealant Products as well. Also, for the”Asia”option the territory was for Asia only and later changed to Asia and the rest of the world.

Subsequent Licensing Agreements and Amendments

(i)

On March 17, 2011, the Company and NTI amended the Agreement to now include the territory of the Customs Union of Belorussia, Kazakhstan Republic and Russian Federation (the “Russian Territory”), on an exclusive basis for a period of ten years from the date of the signing of this amendment. In exchange for the right to manufacture and sell in the Russian Territory, the Company shall pay to the Licensor an ongoing royalty of 7.5% of gross Coating Product sales in the Russian Territory, and a one-time royalty fee of $150,000 (paid as of December 31, 2011).

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

1.

The Company shall issue to NTI a one-time licensing fee, an aggregate number of shares (“Sealant Shares”) of the Company’s restricted common stock which shall give NTI, immediately upon issuance of such shares, an incremental 15% (fifteen percent) ownership stake in the Company.

2.

The Company shall pay to NTI a royalty of 7.5% of gross revenue from the Sale of the Sealant Products (“Royalty”) for the duration of this Agreement. The Royalty shall be paid on a quarterly basis 65 calendar days after the end of each quarter (the “Royalty Payment Period”) and shall be based on the gross revenue as stated in the Company’s quarterly statements.

On December 6, 2011, the Company notified NTI of its intent to exercise the Sealant Option. To date, the Company has not issued the Sealant Shares and the Sealant Option has expired. The Company intends to renegotiate the Sealant Option once the Company has determined it has commercial viability.

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

Safe & Easy curing in Cold, Hot or Sunny Conditions

  Hardens at ambient temperatures

Increased Hydrolytic Stability

  Maintains stability against chemical decomposition upon contact with water through anintramolecular hydrogen bond formed during its curing, thereby improving hydrolytic stability well above that of conventional polyurethanes

Tested Product and Technology. The Green Polyurethane™ technology has been tested, is proven, is commercial ready and currently in use. The Green Polyurethane™ technology has undergone rigorous testing by the Polymer Institute, GmbH, a well-recognized analytical firm for qualifying materials for use in the flooring industry and Assured Testing Services of Pennsylvania.

Testing by the Polymer Institute and Assured Testing Services confirmed Green Polyurethane’s™ claims in regard to its structural and chemical properties and its suitability for use in the flooring industry. In addition, floor coating samples were rigorously tested and were found to perform successfully in accordance with The American Society for Testing and Materials.

Cost Savings. The Company can offer substantial savings to clients in the flooring installation industry due to the unique combination of multiple properties in one coating of Green Polyurethane™ paint. Typically, concrete floors are painted using a primer, base and topcoat, resulting in the need for three different types of coatings for one application, which can be time consuming and costly. By using the Green Polyurethane™ formulation, however, the number of layers can be reduced to one or two, as Green Polyurethane™ does not require a primer, has excellent stand alone adhesion and, in most cases, would not require a top coat due to its excellent mechanical properties. In addition, its zero isocyanate, ~ zero VOC safety features, allows it to be applied without the interruption of business due to public exposure, creating an additional 30-60% savings on application costs for customers.

Management Team. The Company’s management team possesses a diverse set of industry skills and operating experience and a record of success in the scientific R&D, nanotechnology, management, marketing, sales and finance industries.

Growth Strategy

The Company’s business growth model includes a two-pronged strategy of direct sales and licensing. The Company’s ultimate goal is to license our proprietary formulation to national or global coatings formulators. In order to achieve this it is proving the validity of its products through direct sales.

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

Legislation and Government Incentives

Current global trends toward more environmentally sound products and new legislative restrictions on the use of hazardous materials and their chemical by-products pose formidable obstacles to PU manufacturers. The European Union (EU) has already begun to take action against isocyanates by passing recent legislation that banned the addition of any new manufacturing capacities of isocyanates. Governmental health agencies and workers unions throughout Europe are beginning to actively speak out against the dangers of isocyanates in the workplace in order to protect and lobby for worker’s safety. On September 2007 the president of FATIPEC (Federation of the Paints, Varnishes, Lacquers and Printing Inks Industries Technologists’ Associations of Continental Europe) along with the Oil & Color Chemists’ Association reported that new EU safety regulations have been put into place which includes a tenfold lowering of the concentration limits of isocyanates in all paints.

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

Manufacturing

Overview

The Company intends to establish full commercial-scale manufacturing for both of its products at Adhpro Adhesives in Magog, Quebec and Simpson Coatings in California through non-exclusive toll manufacturing agreements.

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

Name of Patent	Filed in USA (No. & Date)
Liquid oligomer composition containing hydroxylamine adducts and method of manufacturing thereof	12/315,580 04/12/2008
Nanostructured Hybrid Oligomer Composition	12/381,626 03/13/2009
Epoxy-Amine Composition Modified with Hydroxyalkyl Urethane Method of producing hybrid polyhydroxyurethane network on the base of carbonated-epoxydated unsaturated fatty acid triglycerides	12/383,589 03/26/2009 20.09.2010

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

As of December 31, 2012, Hybrid Coating Technologies Inc. had 5 employees.

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

Risks Related to Hybrid Coating Technologies Inc.’s Business Operations

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

On December 6, 2011, the Company notified the Licensor of its intent to exercise the Sealant Option. To date, the Company has not issued the sealant shares and the Sealant Option has expired.  The Company intends to renegotiate the Sealant Option in the future.

Should the Company exercise the American-European Option or also exercise the Asia Option, (as defined in the Licensing Agreement), this will result in a significant issuance of Common Stock in return for Perpetual Licensing Rights (as defined in the Licensing Agreement). This share issuance will also result in a change of control and NTI will own 52.5% of the Company’s outstanding Common Stock in return for the exercise of the American-European Option (and an additional 10% of the Company’s outstanding Common Stock in the event the Company also exercises the Asia Option). On December 6, the Company exercised its Sealant option which entitles NTI to 15% of the outstanding shares in the Company when effective. As a result, NTI will have substantial influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of the assets. The interests of NTI could conflict with or differ from your interests as a holder of common shares. For example, the concentration of ownership held by NTI could delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination which you may view favorably.

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

ITEM 2. DESCRIPTION OF PROPERTY

Description of Property

We do not own any real property or any rights to acquire any real property. Our head office is located at 950 John Daly Blvd. Suite 260, Daly City, CA 94015 . The lease is on a month to month basis, at $3,750 per month.

ITEM 3. LEGAL PROCEEDINGS

Litigation

There are no pending legal proceedings to which the Company is a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4. MINE SAFETY DISCLOSURES

No applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is quoted on the OTC Bulletin Board. Our shares were first traded on the OTC Bulletin Board on July 10, 2009 under the name “Allora Minerals, Inc.”, (OTCBB: ALRL). On August 12, 2009, the change of the Registrant’s name to Epod Solar Inc. was approved by the NASD, and we were issued the new trading symbol “EPDS”. On July 27, 2011 the Company changed its name to Hybrid Coating Technologies Inc. and on September 7, 2011 that change was approved by the Nevada Secretary of State and the Company was issued a new trading symbol “HCTI.ob”.

The following table indicates the high and low bid prices of our common stock obtained during the periods indicated:

	For the year ended		For the year ended
	December 31, 2012		December 31, 2011
	High	Low	High	Low

First Quarter	$1.55	$0.26	$1.72	$0.15

Second Quarter	$1.50	$0.18	$1.72	$0.95

Third Quarter	$1.01	$0.20	$1.55	$1.05

Fourth Quarter	$0.83	$0.25	$1.55	$1.05

The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

The number of holders of record of our shares of our common stock, as of December 31, 2012 was 164.

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

Sale of Unregistered Securities

On August 30, 2010, the Company closed on the acquisition from Nanotech, a corporation formed pursuant to the laws of Nevada of all of the issued and outstanding shares of capital stock of Nanotech held by the holders of the Nanotech Shares. The purchase price for the Nanotech Acquisition consisted of 3,381,003 shares of common stock, $0.001 par value per share of the Registrant, issued to Nanotech Shareholders. In addition, certain shareholders of the Company agreed to have 1,028,000 of their shares cancelled as part of the transaction.

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

Basis of Presentation

This MD&A on the Company’s operating results and cash flows for the fiscal year ended December 31, 2012 as well as its financial position at December 31, 2012, should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Company Overview

Headquartered in Daly City, California, Hybrid Coating Technologies Inc.’s (formerly Epod Solar Inc.) (“HCT”) core business is that of its wholly-owned subsidiary, Nanotech Industries International Inc. (‘Nanotech”). This business is the manufacturing and sale of alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™. The products manufactured and sold by Nanotech (“Nanotech Products”) include coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder). Nanotech was granted the right to manufacture and sell the Nanotech Products pursuant to an agreement (“Licensing Agreement”) entered into between Nanortech and NTI (Nanotech Industries Inc.) the holder of the proprietary rights to the license and intellectual property required for the manufacturing of the Nanotech Products. The Nanotech Products will target the coatings, adhesives, sealants and elastomers (“C.A.S.E.”) market in North America, with options to sell in Europe, South America and Asia, pursuant to the terms of the Licensing Agreement. (see Note 4 to consolidated financial statements and Item 1 –Description of Business) .

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2012, the Company had no off-balance sheet arrangements.

Development Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $10,977,400 since inception. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow

Operating Results for the Fiscal Year Ended December 31, 2012 and 2011

Results of Operations

We have had no significant operating revenues for the period from our inception on July 8, 2010 through our fiscal year ended December 31, 2012, save for samples sales of $71,512. Our activities to date have been financed from the proceeds of share subscriptions, proceeds from convertible debentures issued and from loans from related and other parties and trade payables. During the year ended December 31, 2012, revenues from our operations were $66,642 compared to $4,870 for the year ended December 31, 2011.

For the period from inception on July 8, 2010 through our fiscal year ended December 31, 2012, we incurred total net expenses of $11,048,912 including non-cash charges of $4,511,551 from stock-based compensation, intangible asset amortization of $491,120, amortization of debt discounts of $714,506, interest expenses of $1,715,878, loss on extinguishment of debt of $102,467, loss on impairment of intangible assets of $631,917, a gain in the fair value of the derivative liability of $438,428. Also incurred were other general and administrative expenses of $2,276,603, cost of sales of $31,700 and other interest expense of $1,011,598.

General and administrative expenses totaled $1,608,055 for the year ended December 31, 2012, as compared to $2,104,639 for the year ended December 31, 2011, representing a 24% decrease from the prior corresponding period. Included in general administrative expenses for the year ended December 31 are the following:

	Year Ended December 31
	2012	2011	% change
Professional Fees	$452,559	$649,481	(30%	)
Payroll	414,939	388,159	7%
Stock-based compensation (non-cash)	390,580	751,337	(48%	)
Rent and general office costs	113,790	161,353	(29%	)
Lab fees and supplies	87,809	40,285	118%
Travel and trade shows	148,378	114,024	30%

Total	$1,608,055	$2,104,639	(24%	)

Amortization and depreciation was $218,580 for the year ended December 31, 2012 compared to $194,583 in the year ended December 31, 2011. The Company recorded an impairment of the License assets of $631,917 in the year ended December 31, 2011. There was no impairment recorded in the year ended December 31, 2012.

During the year ended December 31, 2012, we recorded a gain of $360,461 on the change in fair value of derivative liabilities related to our convertible notes payable, compared to a gain of $77,787 during the year ended December 31, 2011. The change in derivative liability has no impact on our cash flows for operations and was primarily a result of the decrease in our stock price during the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, we recorded $799,374 in interest expense compared to $1,733,359 during the year ended December 31, 2011. During the year ended December 31, 2011, we incurred a $1,179,886 interest charge related to the modification of warrants issued in connection with our Senior Secured Convertible Debentures.

During the year ended December 31, 2012, we recorded a loss on the extinguishment of debt in the amount of $22,750 compared to $79,717 during the year ended December 31, 2011.

Liquidity and Capital resources

We had zero cash balances at December 31, 2012 and 2011. The Company had a working capital deficit of $3,784,346 as of December 31, 2012. We do not have enough cash on hand to commence operations. We believe that we will need approximately $1,500,000 to fund our operations over the next 12 months.

The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence.

From our inception we raised $25,000 through an exercise of warrants at $0.40 per share for 62,500 shares. We issued 100,000 shares for fair value services rendered with respect to media relations of $135,000 in the fourth quarter of 2010. We issued Senior Secured Convertible Debentures for $400,000 on August 16, 2010. We raised an additional $75,000 and $72,600 from short-term loans in the 4th quarter of 2010.

In April 2011, the Company raised $1,201,000 in convertible debentures, with an individual face value of $5,000, a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. Each debenture shall be convertible (using a conversion factor of 1.4) into 3,571 Units of the Company where each Unit (at a price of $1.40 per Unit) , comprises of 1 share of common stock at and one half a stock purchase warrant of the Company with an exercise price of $2.00 per full unit and a maturity of 36 months. Warrants are exercisable at the option of the holder at any time prior to maturity. The Debentures shall carry an anti-dilution provision if the total outstanding shares exceed 9,250,000 shares.

On February 21, 2012, the Company raised an additional $119,500 in similar conditions as the ones above except for a conversion price of $1.45 per unit and a warrant exercise price of $2.10.

In 2011, the Company received $894,000 in short term loans from shareholders and repaid $315,200.

In 2012, the Company received approximately $1,566,000 (approximate $765,000 from related parties) in short term loans and repaid approximately $449,000.

Principal Cash Flows for the Fiscal Year Ended December 31, 2012

Operating activities used cash flows of $790,954. Net change in operating assets and liabilities generated cash flows of $533,761. This increase in use of cash relates primarily to the net loss incurred during 2012 after adjusting for non-cash expenses.

Financing activities provided cash flows of $790,954, primarily as a result of receipt of funds for the issuance of $119,500 in convertible debentures, $765,296 in shareholder loans and $681,500 in loan payable-related party. In addition, the Company repaid $326,350 of the note payable - related party, and repaid $448,992 on loans payable - shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hybrid Coatings Technology Inc.
(A Development Stage Company)

Consolidated Financial Statements
December 31, 2012

Hybrid Coatings Technology Inc.
(A Development Stage Company)

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Hybrid Coating Technologies, Inc.
(A Development Stage Company)
Daly City, CA

We have audited the accompanying consolidated balance sheet of Hybrid Coating Technologies, Inc. as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and the period from July 8, 2010 (inception) to December 31, 2012. Hybrid Coating Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements for the period from July 8, 2010 (inception) through December 31, 2011 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The consolidated financial statements for the period from July 8, 2010 (inception) through December 31, 2011 include total revenues of $4,870 and a net loss of $8,728,044. Our opinion on the consolidated financial statements for the period from July 8, 2010 (inception) through December 31, 2012, insofar as it relates to amounts from July 8, 2010 (inception) through December 31, 2011, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Coating Technologies, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been prepared assuming that Hybrid Coating Technologies, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Hybrid Coating Technologies, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 16, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Hybrid Coating Technologies Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Hybrid Coating Technologies Inc. (the “Company”) as of December 31, 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2011 and period from July 8, 2010 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 and the period from July 8, 2010 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its operations raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
may 10, 2012

Hybrid Coatings Technology Inc.
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2012 and 2011

	December 31	December 31
ASSETS	2012	2011

Current assets
Samples and supplies	$-	$37,836
Total current assets	-	37,836

Intangible asset, net of accumulated amortization	626,963	845,543

TOTAL ASSETS	$626,963	$883,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$22,104	$40,013
Accounts payable and accrued liabilities	435,245	293,214
Accounts payable and accrued liabilities-related parties	554,633	172,695
Stock payable	15,000	-
Senior secured convertible debentures, net of unamortized discounts of $0 and $21,566, respectively	200,000	178,434
Loans payable, net of unamortized discount of $14,638 and $0, respectively	694,362	27,500
Loans payable – shareholders, net of unamortized discounts of $25,194 and $30,632, respectively	1,062,521	697,568
Note payable – related party	800,481	1,126,831
Total current liabilities	3,784,346	2,536,255
Convertible debentures, net of unamortized discount of $325,136 and $461,225, respectively	995,364	739,775
Derivative liability	166,721	480,461

Total liabilities	4,946,431	3,756,491

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized, 6,503,568 shares and 5,816,733 shares issued and outstanding, respectively	6,504	5,817
Additional paid-in capital	6,651,428	5,849,115
Deficit accumulated during development stage	(10,977,400)	(8,728,044)
Total stockholders’ deficit	(4,319,468)	(2,873,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$626,963	$883,379

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coatings Technology Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011
and the Period from July 8, 2010 (Inception) through December 31, 2012

	Year ended	Year ended	July 8, 2010 (inception)
	December 31, 2012	December 31, 2011	through December 31, 2012

Revenues	$66,642	$4,870	$71,512
Cost of sales	27,700	4,000	31,700

Gross-margin	38,942	870	39,812
Operating expenses
General and administrative	1,608,055	2,104,639	7,502,480
Impairment of intangible asset	-	631,917	631,917
Amortization of intangible asset	218,580	194,583	491,120
Total operating expenses	1,826,635	2,931,139	8,625,517
Loss from operations	(1,787,693)	(2,930,269)	(8,585,705)
Other income (expense)
Loss on extinguishment of debt	(22,750)	(79,717)	(102,467)
Change in fair value of derivative liability	360,461	77,787	438,248
Interest expense	(799,374)	(1,733,359)	(2,727,476)
Net loss	$(2,249,356)	$(4,665,558)	$(10,977,400)

Basic and diluted net loss per common share	$(0.36)	(0.85)
Basic and diluted weighted average number of common shares outstanding	6,316,699	5,501,026

The accompanying notes are an integral part of these consolidated financial statements.

HybridCoatings TechnologyInc.
(A Development Stage Company)
Statement of Stockholder’s Deficit
For the Period July 8, 2010 (Inception) through December 31, 2012

				Deficit
				Accumulated
				During the
	Number of		Additional	Development
	Shares	Amount	paid-in capital	Stage	Total
	Issued	$	$	$	$

Balance , July 8, 2010	-	$-	$-	$-	$-
Issuance of Founders’ shares for services rendered	3,381,003	3,381	334,719		338,100

Fair value of warrants granted on July 8- re-valued on August 30	-	-	2,047,471	-	2,047,471
Fair value of warrants granted on July 14- re-valued on August 30	-	-	849,063	-	849,063
Exchange of shares for 33,810,035 shares of Nanotech Industries Int’l Inc.	1,821,000	1,821	(1,821)	-	-

Issuance of shares for services rendered	100,000	100	134,900	-	135,000

Beneficial conversion feature on Senior Secured Convertible Debenture	-	-	126,607	-	126,607

Valuation of warrants issued	-	-	273,393	-	273,393

Exercise of warrants for cash on July 30, 2010 - 62,500 shares at $0.40 per share	-	-	25,000	-	25,000

Net loss during the development stage	-	-	-	(4,062,486)	(4,062,486)
Balance, December 31, 2010	5,302,003	$5,302	$3,789,332	$(4,062,486)	$(267,852)

(Continued on next page)

Issuance of shares as payment for consulting fees on February 9, 2011	30,000	30	50,970	-	51,000

Valuation of warrants issued with Loans payable shareholders	-	-	48,710	-	48,710

Remeasurement of warrants July 14, 2010 and Series A warrants	-	-	1,179,886	-	1,179,886

Issuance of shares as payment for consulting fees on May 16, 2011	112,928	113	175,925	-	176,038

Fair value of 25,000 warrants issued with loans payable shareholders - May 24, 2011	-	-	15,450	-	15,450

Issuance of shares as payment for consulting fees on June 2, 2011	58,000	58	89,842	-	89,900

Issuance of shares for services rendered on June 15, 2011	20,000	20	30,980	-	31,000

Fair value of 25,000 warrants issued with loans payable shareholders - July 15, 2011	-	-	27,915	-	27,915

Issuance of shares for services rendered on September 6, 2011	40,000	40	59,560	-	59,600

Replacement of outstanding pre-merger shares on September 7, 2011	30,500	31	(31)	-	-

Issuance of shares for services rendered on September 7, 2011	10,000	10	14,390	-	14,400

Issuance of shares for services rendered on September 9, 2011	2,000	2	2,878	-	2,880

To record shares to be issued with loans payable shareholders	-	-	36,000	-	36,000

Issuance of shares for services rendered on October 31, 2011	27,302	27	42,291	-	42,318

Issuance of shares for services rendered on November 9, 2011	184,000	184	285,016	-	285,200

Net loss during the development stage	-	-	-	(4,665,558)	(4,665,558)

Balance, December 31, 2011	5,816,733	$5,817	$5,849,115	$(8,728,044)	$(2,873,112)

(Continued on next page)

Issuance of shares for services rendered on January 31, 2012	18,000	18	26,982	-	27,000

Fair value of 30,000 warrants issued for services rendered - February 16, 2012	-	-	29,136	-	29,136

Fair value of 230,000 warrants issued for services rendered - February 23, 2012	-	-	239,269	-	239,269

Issuance of shares for services rendered - March 5, 2012	51,000	51	66,249	-	66,300

Issuance of shares with loans payable to shareholders - March 5, 2012	10,000	10	12,990		13,000

Issuance of shares for interest and premium on loan - March 5, 2012	90,000	90	92,910	-	93,000

Issuance of shares for cashless exercise of 220,000 warrants on loan - March 23, 2012	205,135	205	(205)	-	-

Issuance of shares for interest on convertible debentures - May 21, 2012	240,200	240	119,860	-	120,100

Issuance of shares for services rendered - May 21, 2012	50,000	50	16,450	-	16,500

Issuance of shares for services rendered - August 15, 2012	22,500	23	12,352	-	12,375

Imputed interest on note payable – related party	-	-	169,452	-	169,452

Valuation of warrants issued with loans payable - shareholders	-	-	16,868	-	16,868

Net loss during the development stage	-	-	-	(2,249,356)	(2,249,356)

Balance, December 31, 2012	6,503,568	$6,504	$6,651,428	$(10,977,400)	$(4,319,468)

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coatings Technology Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011 and the Period from July 8, 2010 (Inception) through December 31, 2012

	Year ended	Year ended	July 8, 2010 (inception)
	December 31, 2012	December 31, 2011	through December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,249,356)	$(4,665,558)	$(10,977,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	390,580	751,337	4,511,551
Impairment of samples and supplies	10,136	-	10,136
Interest paid through issuance of shares	213,100	-	213,100
Amortization of intangible asset	218,580	194,583	491,120
Interest expense from revaluation of SSCD warrants	-	1,180,886	1,180,886
Interest expense on beneficial conversion feature related to SSCD warrants	-	-	126,607
Interest imputed on notes payable – related party	169,452	-	169,452
Loss on extinguishment of debt	22,750	79,717	102,467
Loss on impairment of intangible assets	-	631,917	631,917
Change in fair value of derivative liability	(360,461)	(77,787)	(438,248)
Incentive and interest paid on prepayment of debt	-	25,833	25,833
Amortization of debt discounts	260,505	402,740	714,506
Change in operating assets and liabilities
Samples and supplies	27,700	(37,836)	(10,136)
Accounts payable and accrued liabilities	142,031	234,825	449,412
Accounts payable and accrued liabilities related parties	381,938	172,695	554,633
Bank overdraft	(17,909)	40,013	22,104
Net cash used in operating activities	(790,954)	(1,066,635)	(2,222,060)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of intangible asset	-	150,000	150,000
Net cash provided in investing activities	-	150,000	150,000

(CONTINUED ON NEXT PAGE)

Hybrid Coatings Technology Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011 and the Period from July 8, 2010 (Inception) through December 31, 2012

	Year ended	Year ended	July 8, 2010(inception)
	December 31,	December 31,	through December 31,
	2012	2011	2012

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debentures	119,500	851,000	970,500
Proceeds from issuance of Senior Secured Convertible Debentures	-	-	400,000
Proceeds from exercise of warrants	-	-	25,000
Proceeds from loans payable - shareholders	765,296	894,000	1,731,896
Repayments from loans payable - shareholders	(448,992)	(315,200)	(764,192)
Proceeds from loans payable	681,500		758,375
Repayments of note payable - related party	(326,350)	(516,359)	(1,049,519)

Net cash provided by financing activities	790,954	913,441	2,072,060

INCREASE (DECREASE) IN CASH	-	(3,194)	-

CASH, BEGINNING	-	3,194	-
CASH, ENDING	$-	$-	$-

(CONTINUED ON NEXT PAGE)

HybridCoatings TechnologyInc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011 and the Period from July 8, 2010 (Inception) through December 31, 2012

	Year ended	Year ended	July 8, 2010 (inception)
	December 31,	December 31,	through December 31,
	2012	2011	2012

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$83,440	$6,000	$89,440
Income taxes	$-	$-	$-

Non-cash financing transactions:
Acquisition of intangible asset through issuance of note payable	$-	$1,400,000	$1,900,000
Discount arising from warrants attached to issuance of SSCD	$-	$-	$273,393
Discount arising from loans payable - shareholders	$-	$92,075	$92,075
Transfer of loans and SSCD to convertible debentures	$-	$310,000	$310,000
Reclassification of accrued interest to SSCD	$-	$14,167	$14,167
Shares issued for premium on shareholder loans	$28,000	$36,000	$64,000
Discount arising from loans payable – shareholders	$16,868	$-	$16,868
Fair value of derivative convertible debentures	$46,721	$558,248	$604,969
Cashless exercise of warrants	$205	$-	$205

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coatings Technology Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN

Nature of Business Overview
Hybrid Coating Technologies Inc. (the “Company”, “HCT”), was incorporated in the State of Nevada on July 8, 2010.

On July 27, 2011, the Company by majority vote of shareholders amended its articles of incorporation to change its name to Hybrid Coating Technologies Inc. from EPOD Solar Inc. (EPOD). Further, the name change was approved by the Nevada Secretary of State on September 7, 2011, and the Company’s OTC Bulletin Board trading symbol has been changed to HCTI.ob.

On August 30, 2010, the Company acquired from Nanotech Industries International Inc. ("Nanotech"), a corporation formed pursuant to the laws of Nevada on July 8, 2010, all of the issued and outstanding shares of capital stock of Nanotech ("Nanotech Shares") held by the holders of the Nanotech Shares ("Nanotech Shareholders") (the "Acquisition"). The purchase price for the Acquisition consisted of 3,381,003 shares of common stock, $0.001 par value per share (the " EPOD Common Stock") of the Registrant, issued to Nanotech Shareholders. Nanotech is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of Nanotech. As a result of such acquisition, our operations are now focused on the manufacturing and sale of Green Polyurethane™, including Green Polyurethane™ Monolithic Floor Coating and Green Polyurethane™ Binder, an alternative non-toxic (isocyanate-free) polyurethane.

Going Concern
The Company also remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $11,000,000 since inception, and has a working capital deficit of approximately $3,800,000 as of December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Intangible Assets - Intangible assets are comprised of intellectual property which is amortized on a straight-line basis over the assets’ respective life, 36 months, 60 months and 120 months. Intellectual property with a perpetual life in not amortized.

Impairment of Long-Lived Assets – Long-lived assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. The determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value.

Revenue Recognition – Revenue is recognized when persuasive evidence of an arrangement exists, goods are delivered, sales price is determinable, and collection is reasonably assured.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

A tax benefit from an uncertain position is recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2012 and 2011, the Company had not recorded any tax benefits from uncertain tax positions.

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

As of December 31, 2012 and 2011, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

Stock-Based Compensation – For stock and stock options awarded in return for services rendered, the expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Earnings (Loss) per Share - Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

For the years ended December 31, 2012 and 2011, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2012	2011
Convertible debt	1,206,936	1,124,523
Stock warrants	3,385,735	2,587,856
	4,592,671	3,712,379

Recently Issued Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Subsequent Events – The Company has evaluated all transactions occurring between the year ended December 31, 2012, and through the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3– INTANGIBLE ASSETS

On July 12, 2010, the Company entered into a licensing agreement (the “Licensing Agreement”) with Nanotech Industries, Inc., (“NTI”, a privately-held entity deemed a related party by virtue of common ownership and control), for the rights to manufacture and distribute environmentally safe coatings (“Coating Products”) using NTI’s technology. As per the Licensing Agreement, the Company has a three-year exclusivity for all of North America and has the option to obtain rights for the rest of the world on an exclusive perpetual basis, in exchange for the issuance of stock to equal 62.5% of the Company’s total shares. If this option is exercised, NTI would obtain voting control of the Company.

As part of this Licensing Agreement, the Company agreed to pay NTI a one-time licensing fee of $500,000 and a 5% royalty on gross Coating Product sales within North America. The $500,000 cost basis of capitalized license rights (“North American Rights”) is being amortized over a three-year life. On November 22, 2011, the Company sold the Canadian portion of its North American Rights for $150,000 to a related party; Hybrid Coatings Canada Inc., a company whose CEO is a shareholder of, and consultant to, the Company. The proceeds of the sale were recorded as a reduction of the carrying value of the asset, with no gain or loss.

At December 31, 2012 and 2011, management determined, through independent valuation, that the fair value of the North American Rights exceeded the carrying value and no impairment adjustment was deemed necessary. The amount of amortization of the North American Rights for the years ended December 31, 2012 and 2011 was $73,080 and $162,500, respectively.

On March 17, 2011 the Company and NTI amended the Licensing Agreement to now include the territory of the Customs union of Belorussia, Kazakhstan Republic and Russian Federation (the “Russian Territory”), on an exclusive basis for a period of ten years from the date of the signing of this amendment. In exchange for the right to manufacture and sell Coating Products in the Russian Territory (“Russian Rights”), the Company shall pay to the Licensor an ongoing royalty of 7.5%, and a one-time royalty fee of $150,000 (paid during 2011). These capitalized license rights will be amortized over a ten-year period. The amount of amortization for the years ended December 31, 2012 and 2011 was $4,800 and $11,250, respectively. At December 31, 2011, the fair value, through independent valuation of the Russian Rights was determined to be $44,000. As this was determined to be a permanent impairment in value the carrying value of the Russian Rights was reduced by $94,750 and the associated loss was recorded. At December 31, 2012 management determined, through independent valuation, that the fair value of the Russian Rights exceeded the carrying value and no further impairment adjustment was deemed necessary.

On July 7, 2011, a second amendment was made to the Licensing Agreement granting the Company an option (the “Option”) for a period of six months from the signing of this amendment to manufacture and sell Coating Products in the territory of the European Continent (“European Rights”) on an exclusive basis for a period of five years from the date the option is exercised, after which time the European Rights shall continue perpetually on a non-exclusive basis. Upon exercise of this Option, the Company shall pay to the Licensor a one-time royalty fee of $1,250,000 payable within 24 months of the exercise of the Option. On November 29, 2011, the Company exercised the Option, the financing for which was provided by NTI and is recorded in notes payable – related party. The Company has repaid $449,519 to Nanotech related to the option as of December 31, 2012. The license rights shall be amortized over a five year period.

At December 31, 2011, management determined, through independent valuation, the fair value of the European Rights was $692,000, requiring an impairment charge of $537,167. At December 31, 2012, management determined, through independent valuation, that the fair value of the European Rights exceeded the carrying value and no further impairment adjustment was deemed necessary. The Company recorded $140,700 and $20,833 of amortization expense for the years ended December 31, 2012 and 2011, respectively.

On October 18, 2011, the Company and NTI entered into a second Licensing Agreement (“Second Licensing Agreement”) granting the Company an option (“Sealant Option”) to be exercised within six months of the signing of the Second Licensing Agreement, for the manufacturing and sale of environmentally safe adhesives and sealants (“Sealant Products”), for the following:

1.

The Company shall issue to NTI a one-time licensing fee (“Sealant Shares”), an aggregate number of shares of the Company’s restricted common stock which shall give NTI, immediately upon such issuance of shares, an incremental 15% (fifteen percent) ownership stake in the Company.

2.	The Company shall pay to NTI a royalty of 7.5% (seven and one half percent) of gross revenue from the sale of the Sealant Products for the duration of the agreement.

On December 6, 2011, the Company notified NTI of its intent to exercise the Sealant Option. To date, the Company has not issued the Sealant Shares and the Sealant Option has expired. The Company intends to renegotiate the Sealant Option once the Company has determined it has commercial viability.

A summary of the licenses acquired to date from NTI is as follows:

				Carrying
				Value at
License Rights		Term (date) of	Original	December 31,
Overview	Licensed Region	License	cost	2012
A Coating Products	North America	June 12, 2010 3 years	$500,000	$36,463
B Coating Products	Russian Territory	March 17, 2011 10 years	$150,000	$39,200
C Coating Products	European Continent	July 7, 2011 5 years	$1,250,000	$551,300

Intangible assets activity is as follows for the years ended December 31, 2012 and 2011:

	2012	2011

Net intangible asset, beginning of year	$845,543	$422,043
Purchases	-	1,400,000
Sale	-	(150,000)
Impairment	-	(631,917)
Less: current amortization	(218,580)	(194,583)
Net intangible asset, end of year	$626,963	$845,543

The balance of intangible assets is as follows as of December 31, 2012 and 2011:

	2012	2011
Intangible assets	$1,118,083	$1,118,083
Less, accumulated amortization	(491,120)	(272,540)
Intangible assets, net	$626,963	$845,543

NOTE 4–LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. This $7,500 premium has been amortized and on April 29, 2011, the lender converted $55,000 of this debt to convertible debentures. The balance at December 31, 2012 and 2011 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holders with respect to the defaults.

During the year ended December 31, 2012, the Company entered into various short term loans with different terms totaling $681,500 with interest payable monthly at interest rates ranging from 15% to 25% per annum. Some loans incur a penalty of up to 60% of the monthly interest if the interest is not paid on time. During the year, the Company accrued approximately $47,500 in interest and penalties of which $31,100 was paid. Through the date of issuance of these consolidated financial statements, the Company has defaulted on four of these loans totaling $183,500; $19,000 maturing on October 1, 2012, $94,500 on January 13, 2013, $50,000 on March 1, 2013 and $20,000 on April 3, 2013. The Company has not received any notices from the loan holders with respect to the defaults.

During the year ended December 31, 2012, the Company issued 50,000 warrants related to a $150,000 loan payable. The fair value of the 50,000 warrants issued in conjunction with the debt issued in 2012 amounted to $19,005 using the assumptions discussed in the table below. This resulted in a relative fair value of $16,668 which was recorded as a debt discount. The discount is amortized over the life of the associated loan payable. Interest expense of $2,230 was recorded from amortization of the debt discount, resulting in an unamortized discount of $14,438 at December 31, 2012.

Expected volatility	166.04%
Exercise price	$0.50
Stock price	$0.50
Expected life	2 years
Risk-free interest rate	0.25%
Dividend yield	$ Nil

NOTE 5 – LOANS PAYABLE –SHAREHOLDERS

A shareholder loaned the Company money to pay for Company expenses. The loans are non-interest bearing and unsecured, with no specific terms of repayment or collateral. During the years ended December 31, 2012 and 2011, the shareholder loaned the Company $177,866 and $60,000, respectively. The Company made repayments in the amounts of $117,502 and $45,200 during the years ended December 31, 2012 and 2011, respectively. The balance of the amounts owed to the shareholder at December 31, 2012 and 2011 was $147,764 and $87,400, respectively.

On January 17, 2011, the Company received a loan of $50,000 with a $10,000 premium due at maturity on April 30, 2011. The premium has been expensed to interest. The balance due at December 31, 2012 and 2011 was $60,000 and the loan is currently in default.

On January 21, 2011, the Company entered into a loan with a shareholder for $100,000 to be repaid by May 21, 2011. The loan has a $10,000 premium payable at maturity and includes 10,000 warrants with a maturity of 24 months at an exercise price of $1.72. During the year ended December 31, 2011, the Company paid $85,000. The balance at December 31, 2012 and 2011 was $25,000 and the loan is currently in default.

On March 2, 2011, the Company entered into a loan agreement with a shareholder, whereby the shareholder agreed to loan the Company $50,000 to be repaid by the maturity date of May 2, 2011. The loan had a $3,000 premium payable at a maturity and included 50,000 warrants with a maturity of 24 months at an exercise price of $1.48 per share. In the event of default, the shareholder will receive an additional 50,000 warrants with a maturity of 24 months and an exercise price of $1.48. During the year ended December 31, 2011, the Company paid $53,000 and the balance at December 31, 2012 and 2011 was $0.

On March 8, 2011, the Company entered into a loan agreement with a shareholder, whereby the shareholder had agreed to loan the Company $50,000 to be repaid by the maturity date of May 8, 2011. The loan had a $3,000 premium payable at a maturity and included 30,000 warrants with a maturity of 24 months at an exercise price of $1.48 per share. In the event of default, the shareholder will receive an additional 30,000 warrants with a maturity of 24 months and an exercise price of $1.48. During the year ended December 31, 2011, the Company paid $53,000 and the balance at December 31, 2012 and 2011 was $0.

On May 24, 2011, the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $50,000 to be repaid by the maturity date of August 24, 2011. The loan had a $5,000 premium payable at maturity and included 25,000 warrants with a maturity of 24 months at an exercise price of $1.48 per share. In the event of default, the shareholder will receive an additional 50,000 warrants with a maturity of 24 months and an exercise price of $1.48 per share. The shareholder had an option to convert this loan into future convertible debentures. During the year ended December 31, 2011, the Company paid $55,000 and the balance at December 31, 2012 and 2011 was $0.

On June 16, 2011, the Company entered into a loan agreement with a shareholder, whereby the shareholder agreed to loan the Company $60,000 to be repaid by the maturity date of October 16, 2011. The loan had a $6,000 premium payable at maturity that was charged to interest expense. The Company has pledged security in the form of 60,000 shares of the Company. In the event of default, the shareholder has the option to retain the 60,000 shares instead of payment of the $66,000 liability. The lender has granted an extension until June 16, 2013. The balance at December 31, 2012 and 2011 was $66,000.

On July 15, 2011, the Company entered into a loan agreement with a shareholder, whereby the shareholder agreed to loan the Company $100,000 to be repaid by the maturity date of October 15, 2011. The loan had a premium of $20,000 payable at maturity and included 25,000 warrants with a maturity of 24 months at an exercise price of $1.48 per share, which the Company has amortized over the three month term and expensed as interest. In the event of default, the shareholder will receive 30,000 warrants with a maturity of 24 months and an exercise price of $1.48 per share. The Company repaid $24,000 of the loan during the year ended December 31, 2011. On November 4, 2011, the lender has granted the Company an extension of the maturity date until June 29, 2012 for an additional $8,750 in interest payable at maturity. The balance at December 31, 2011 was $96,000. On July 1, 2012, the Company entered into a new loan agreement with the shareholder to extend the maturity in exchange for a new loan balance of $118,750. The new maturity date of the loan is December 31, 2013. The Company reviewed the debt modification for debt extinguishment and determined that the $22,750 additional premium caused the fair value of the new debt to exceed the carrying value of the old debt by more than 10%. Accordingly, the Company recorded the additional $22,750 in premium as a loss on debt extinguishment. There is an additional premium of $26,800 payable at maturity. During 2012, $8,933 of this premium was amortized to interest expense leaving an unamortized premium of $17,867 at December 31, 2012.

On July 29, 2011, the Company entered into a loan agreement with a shareholder, whereby the shareholder agreed to loan the Company $100,000 to be repaid by the maturity date of November 29, 2011 which was extended to July 29, 2012. The loan carries an interest payment of $1,000 per month. The Company accrued $5,000 of interest expense as of December 31, 2011. As collateral, the Company pledged 70,968 shares valued at $110,000 at the date of grant. In the event of default, the shareholder will receive 50,000 warrants with a maturity of 24 months and an exercise price of $1.48 per share. The balance of the loan at December 31, 2012 and 2011 was $0 and $100,000, respectively.

On July 31, 2011, the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $150,000 to be repaid by the maturity date of July 31, 2012. The Company received half the funds on August 31, 2011 and the balance on September 12, 2011. $1,875 interest per month is payable for the term of the loan. The balance of the loan at December 31, 2012 and 2011 was $0 and $150,000, respectively.

On February 14, 2012, the shareholder exchanged the two outstanding loans of $100,000 and $150,000 mentioned above and advanced an additional $50,000 for a new loan total of $300,000. The new loan bears interest at 16% per annum with required interest payments of $4,000 per month. The loan matures on December 31, 2013. The balance of the loan at December 31, 2012 was $300,000.

On August 1, 2011, the Company entered into a loan agreement with a shareholder, whereby the shareholder agreed to loan the Company $74,000 to be repaid by the maturity date of August 1, 2012. The loan has a $14,800 premium half payable on signing date and half payable at maturity. In addition 20,000 shares will be issued at a premium valued on September 30, 2011 of $24,000. The 20,000 shares were issued during the year ended December 31, 2012. The premium will be amortized over the term of the loan. During the year ended December 31, 2011, the Company amortized $20,483 of the premium to interest expense, leaving unamortized premium of $18,317. In the event of default, the shareholder will receive 50,000 warrants with a maturity of 24 months and an exercise price of $1.48 per share. The balance at December 31, 2011, net of the unamortized discount, was $70,483. During the year ended December 31, 2012 the Company amortized the remaining $18,317 in premium to interest expense. The balance at December 31, 2012 was $88,800.

On September 21, 2011, the Company entered into a loan agreement with a shareholder, whereby the shareholder has agreed to loan the Company $50,000 to be repaid by the maturity date of September 21, 2012. The Company will pay a cash premium of $5,000 and will issue 10,000 shares at a premium valued on September 30, 2011 of $12,000. The premium will be amortized over the term of the loan. The amortization of the premium of $12,315 and $ 4,685 has been charged to interest expense with unamortized premium of $0 and $12,315 at December 31, 2012 and 2011, respectively. Interest of $625 per month will be charged for the term of the loan. At December 31, 2012 and 2011, $1,875 of interest expense has been accrued. The balance of the loan at December 31, 2012 and 2011, net of the unamortized discount, was $ 55,000 and $42,685, respectively. This loan is currently in default.

Except to the extent paid at inception of the loans the premiums described above were fully amortized using the effective interest method over their respective terms and included in interest expense.

The relative fair value of the 140,000 warrants issued in conjunction with the aggregate debt issued in 2011 amounted to $92,075 using the assumptions discussed in the table below. The discounts arising from these warrants have been fully amortized over the lives of the associated notes.

Fair value assumptions:

Expected volatility	100.28% to 112.6%
Expected life	2 years
Risk-free interest rate	0.56%-0.73%
Dividend yield	$ Nil

During the year ended December 31, 2012, a company owned by the CEO of HCT advanced the Company $357,430 and was repaid $331,490. The balance owed at December 31, 2012 was $25,940. The advances are non-interest bearing and unsecured, with no specific terms of repayment or collateral.

On February 22, 2012, the Company entered into a loan agreement with a shareholder, whereby the shareholder agreed to loan the Company $20,000 to be repaid by the maturity date of September 22, 2013. The loan had a premium of 10,000 shares that were valued at the issuance date at $13,000. This premium was fully amortized over the term of the loan. The loan bears interest at $267 per month and is payable monthly. In the event of default, the shareholder will receive 30,000 warrants with a maturity of 24 months and an exercise price of $1.48 per share.

On June 8, 2012, the Company entered into a loan agreement with a shareholder, whereby the shareholder agreed to loan the Company $40,000 to be repaid by the maturity date of October 18, 2012. The loan bears at interest at 15% per annum and is payable monthly. The loan is unsecured, with no collateral and is currently in default.

On July 2, 2012, the Company entered into a loan agreement with a shareholder, whereby the shareholder agreed to loan the Company $100,000 to be repaid by the maturity date of January 2, 2013. The loan bears at interest at 18% per annum and is payable monthly. The loan is unsecured, with no collateral and is currently in default.

During 2012, the Company accrued $73,854 (2011-$10,500) in interest of which $52,354 (2011-$8,625) was paid. The Company also issued 70,000 shares of common stock to a shareholder as payment of for extending the maturity dates of several loans. The fair value of the stock issued was $93,000 based on the stock price on the date of issuance and was recorded as interest expense.

NOTE 6 – CONVERTIBLE DEBENTURES

On April 29, 2011, the Company issued convertible debentures for proceeds of $1,201,000 and on February 21, 2012, issued an additional $119,500 (“Debentures”) with a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are held by third parties and by non-controlling shareholders, and are convertible as follows:

April 29, 2014 convertible debentures

-by dividing the conversion amount by a conversion factor of 1.4 yielding Units of the Company where each Unit (at a price of $1.40 per Unit), is comprised of 1 share of common stock and one half of a warrant to purchase a share of common stock of the Company with an exercise price of $2.00 per share and a maturity at April 29, 2014. Warrants are exercisable at the option of the holder at any time prior to maturity.

February 21, 2015 convertible debentures:

-by dividing the conversion amount by a conversion factor of 1.45 yielding Units of the Company where each Unit (at a price of $1.45 per Unit), is comprised of 1 share of common stock and one half of a warrant to purchase a share of common stock of the Company with an exercise price of $2.10 per share and a maturity at February 21, 2015. Warrants are exercisable at the option of the holder at any time prior to maturity.

Both debentures carry an anti-dilution provision. The conversion price applicable to the debentures is subject to reset in the event of a Dilutive Issuance (as defined in the debenture agreement) by the Company. A Dilutive Issuance excludes shares or options issued to employees, officers, directors or consultants pursuant to stock option plans approved by the Board of Directors.

We analyzed derivative financial instruments, (the convertible debenture, share purchase and warrants) in accordance with FASB ASC 815, Fair Value Measurements and Disclosures. The embedded conversion features in the convertible debentures and attached warrants should be accounted for as a derivative liability. The warrants contain full ratchet reset features (subject to adjustment for dilutive share issuances) and should be valued as a derivative liability.

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability of $558,248 as of April 29, 2011 and of $46,721 at February 21, 2012 for each issuance. The Company recorded the change in the fair value of the derivative liability as a gain of $77,787 as of December 31, 2011, to reflect the value of the derivative liability as $480,461. The Company recorded another gain of $360,461 to reflect the value of the derivative liability as $166,721 as of December 31, 2012.

The Company recorded a corresponding discount of $46,721 and $558,248 against the carrying value of the convertible debentures during the years ended December 31, 2012 and 2011, respectively. The discounts are amortized using the effective interest method over the three year term of the debt. Amortization of the debt discount was $182,810 and $97,023 for the years ended December 31, 2012 and December 31, 2011, respectively, leaving a remaining discount of $325,136 at December 31, 2012. Interest of $130,651 has been accrued for the year ended December 31, 2012 (2011-$81,274). During 2012, $120,100 in interest has been paid through the issuance of 240,200 shares of common stock on May 21, 2012. The balance of the debentures at December 31, 2012 and December 31, 2011, net of the unamortized discount, was $995,364 and $739,775, respectively.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Year Ended December 31,
	2012	2011
Beginning balance	$480,461	$-
Total gains	(360,461)	(77,787)
Settlements	-	-
Additions	46,721	558,248
Transfers	-	-

Ending balance	$166,721	$480,461

Change in unrealized gains included in earnings relating to derivatives still held as of December 31, 2012 and 2011	360,461	77,787

NOTE 7 – SENIOR SECURED CONVERTIBLE DEBENTURES

On August 16, 2010, the Company entered into a securities purchase agreement with a third party for the subscription of senior secured convertible debentures (“SSCD”) for an amount of $400,000. The debentures have a maturity date of August 16, 2012 with a coupon of 10% and convert into shares of common stock of the Company at a price of $0.75 per share. The notes are secured by all assets of the Company. The subscriber also received 533,336 Series A warrants with a maturity of 1 year and an exercise price of $1.25 per share and 133,360 Series B warrants with a maturity of 3 years and an exercise price of $1.50 per share. The debentures and Series A warrants carry registration rights whereby upon the consummation of the reverse merger with Nanotech, the shares underlying the debentures and Series A warrants will be registered as soon as is practicable. All prices and warrants issued have been adjusted for the post-acquisition of Nanotech by HCT.

The unamortized discount of $0 and $21,566 as of December 31, 2012 and 2011, respectively, was as a result of the relative fair value of the Series A and B warrants attached to the SSCD. Amortization of the debt discount was $21,566 and $ 120,849 for years ended December 31, 2012 and 2011, respectively. The discount is amortized using the effective interest method over the two year term of the debt. Interest of $20,075 was accrued during the year ended December 31, 2012, for an outstanding balance of $46,575 (2011-$26,500) that has been accrued. During the year ended December 31, 2011, $200,000 of the debt was repaid along with $14,167 of accrued interest and $25,833 as an incentive payment for pre-payment. This $240,000 was repaid through the issuance of a Convertible Debenture due April 29, 2014. A loss on extinguishment of debt of $79,717 has been recorded. The balance due at December 31, 2012 and 2011, net of the unamortized discount, was $200,000 and $178,434, respectively. The Company is in default of payment of the debentures which matured on August 16, 2012. No notices have been issued by the debenture holder.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

NOTE 8– STOCKHOLDERS’ DEFICIT

2011

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

Expected volatility	126.7%
Exercise price	$1.25
Stock price	$1.48
Expected life	3 years
Risk-free interest rate	1.07%
Dividend yield	$ Nil

The new value of the 533,336 Series A (see Note 7) and 687,500 July 14, 2010 warrants (see above) was determined to be $1,180,886 and was recognized as an increase in additional paid –in capital and interest expense.

On August 1, 2011 and September 1, 2011 the Company entered agreements with shareholders whereby loan premiums of 20,000 and 10,000 shares respectively would be issued to shareholders. The fair value of these shares was recorded as a reduction in the carrying value of the loans and an increase in additional paid-in capital of $36,000. The Company issued 20,000 shares during the year ended December 31, 2012. The remaining 10,000 shares have not been issued by the Company.

On September 7, 2011, the Company issued 30,500 shares to pre-merger shareholders that were never issued their shares in error.

On June 15, 2011, the Company’s Board of Directors established the 2011 Stock Incentive Plan expiring on June 15, 2016. The Company’s Board of Directors has determined that it would be in the best interests of the Company to adopt and approve a new long-term stock incentive plan which will facilitate the continued use of long-term equity-based incentives and rewards for the foreseeable future. The Company expects equity-based incentives to comprise an important part of the compensation packages needed to attract qualified executives, key employees, directors and consultants to the Company and in providing long-term incentives and rewards to those individuals responsible for the Company’s success. Accordingly, the Company’s Board of Directors approved the plan.

2012

During 2012, the Company issued 141,500 shares to employees and consultants for services with a fair value of $122,175. The shares were valued using the stock price on the date of grant.

During 2012, the Company issued 240,200 shares to the Convertible Debenture holders as payment for one year’s interest totaling $120,100. The shares were valued using the stock price on the date of grant.

During 2012, the Company issued 100,000 shares to a shareholder as interest compensation for loans. 20,000 of the shares were issued for 2011 premiums previously valued and recorded in additional paid-in capital, 70,000 shares were issued as interest compensation and were valued at $93,000 and were charged to interest expense and the remaining 10,000 shares valued at $13,000 were recorded as debt discount for new loan premiums.

During 2012, the Company issued 260,000 warrants to purchase common stock of the Company to consultants for services and 50,000 warrants in conjunction with the issuance of shareholder loans. The warrants were valued using the Black-Scholes option pricing model using the following assumptions:

Expected volatility	104.75% - 166.04%
Exercise price	$0.10 - $0.50
Stock price	$0.50 - $1.12
Expected life	2 - 3 years
Risk-free interest rate	0.24% - 0.43%
Dividend yield	$ Nil

The value of the warrants (see above) issued to consultants was determined to be $268,405 and was recognized as an increase in additional paid–in capital and expensed as consulting fees. The fair value of the warrants issued for the shareholder loan was $19,005 and the relative fair value of the warrants was $16,868. The relative fair value was recorded as a debt discount against the carrying value of the loan and an increase in additional paid-in capital.

On February 22, 2012, the Company entered an agreement with a shareholder whereby a loan premium of 10,000 shares would be issued to the shareholder. Although the shares had not been issued the Company has recorded a reduction of the loan and an increase in stock payable of $15,000. The fair value of the stock was determined using the stock price on the date of grant.

On March 23, 2012, a warrant holder exercised 220,000 warrants through a cashless option for 205,135 shares. The Company recorded an increase in par value for the shares and a corresponding reduction in additional paid in capital of $205.

Warrants

A summary of the activity in the Company’s warrants during the years ended December 31, 2012 and 2011 is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding at December 31, 2010	2,018,928	$0.20
Issued	140,000	$1.72
Exercised	-	$0.00
Outstanding and exercisable, at December 31, 2011	2,158,928	$0.28
Issued February 16, 2012	30,000	$0.10
Issued February 23, 2012	230,000	$0.10
Issued November 29, 2012	50,000	$0.50
Exercised March 23, 2011	(220,000)	$0.10
Outstanding and exercisable, at December 31, 2012	2,248,928	$0.29

In addition to the regular warrants detailed in the table above, there are issued and outstanding 533,336 Series A warrants with an exercise price of $1.25 per share and a maturity date of February 14, 2014 and 133,336 Series B warrants with an exercise price of $1.50 per share and a maturity date of August 16, 2013.

The intrinsic value of warrants outstanding at December 31, 2012 was $591,430.

Contingent Warrant Issuance

On July 20, 2012, the Company’s board of directors approved the issuance of 300,000 stock purchase warrants, with an exercise price of $0.001 per share and five-year life, from date of issuance, to the Company’s President, Joseph Kristul, contingent on his successful negotiation of a major sales contract. The major sales contract agreement has not yet been reached by the Company.

NOTE 9– RELATED PARTY TRANSACTIONS

Fees charged by Shareholder
During the years ended December 31, 2012 and 2011, the Company was charged $262,000 and $375,000 by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The amounts are included in accounts payable and accrued liabilities related parties. The Company paid $46,000 and $359,000 to the consultant during the years ended December 31, 2012 and 2011, respectively. The Company has an outstanding balance as of December 31, 2012 and 2011 of $485,468 and $168,530, respectively.

Principal Debt Payments
During the year ended December 31, 2012, the Company made Principal payments of $326,350 on its note payable to NTI related to the 2011 acquisition of the license rights for Coatings in Europe. The note matures on November 29, 2013, does not bear interest, and no payments are required prior to maturity. The balance of the note was $800,481 and $1,126,831 at December 31, 2012 and December 31, 2011, respectively.

Shared Administrative Costs
The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. During 2012 and 2011, the allocation of such shared costs between the Company and NTI was 80% and 20%, respectively. Rent expense for the years ended December 31, 2012 and 2011 was $45,000 and $45,000, respectively.

NOTE 10 – INCOME TAXES

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

The effective tax rate of the Company is reconciled to statutory tax rates as follows for the years ended December 31, 2012 and 2011:

	2012	2011
US federal statutory tax rate	34%	34%
Change in US valuation allowance	(34%)	(34%)
Effective tax rate	-	-

Deferred tax assets consist of the following as of December 31:

	2012	2011
Net operating loss carryforward	$3,672,000	$2,967,000
Valuation allowance	(3,672,000)	(2,967,000)
Deferred tax asset	$-	$-

The Company has non-capital losses carried forward of approximately $7,130,000 which expire beginning in 2031. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

NOTE 11-COMMITMENT AND CONTINGENCIES

The Company has an option expiring July 12, 2013 to issue a controlling stake in the Company amounting to 52.5% to a related party for a perpetual exclusive license to manufacture and sell Nanotech Products for all North America, South America and Europe.

If this option is exercised, the Company will have a similar option for the territory of Asia to issue and additional 10% ownership stake in the Company.

The Company is delinquent on its state and federal payroll tax remittances. The State of California has issued a Notice of State Tax Lien against the property and rights owned by the Company covering interest and penalties for non-payment of payroll remittances.

NOTE 12– SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the Company issued 74,000 shares for proceeds of $29,600 for services.

On January 21, 2013 the Company entered into a loan agreement for $78,400 maturing on July 20, 2013. The loan bears interest at 2% per month, with any interest unpaid bearing interest at an additional 2.5% /month. The loan is secured by a legal interest in the Company’s assets for approximately $94,000.

In 2013, the Company negotiated terms on a shareholder loan extending the maturity to December 31, 2013 from January 1, 2013 for an additional premium of $30,000.

In March 2013 the company issued warrants to purchase shares with an exercise price of $0.001and a 5 year term as follows:

-450,000 warrants to a related party for payment of three years rent up to end of 2013.

-420,000 warrants to a shareholder for consulting services.

-480,000 warrants to the CEO for back pay.

Subsequent to year end the Company received $300,000 in advances from shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our consolidated financial statements for the year ended December 31, 2012 included in this annual report have been audited by GBH, CPAs PC, Houston, Texas. Our consolidated financial statements for the year ended December 31, 2011 included in this annual report have been audited by LBB & Associates Ltd., LLP, Houston, Texas, as set forth in this annual report. There have been no disagreements on accounting and financial disclosure for the years ended December 31, 2012 and 2011.

ITEM 9A. CONTROLS AND PROCEDURES

Reference is made to the disclosures below under Item 9A(T) Controls and Procedures.

Item 9A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Management’s Report on Internal Controls

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our internal controls and procedures over financial reporting as of December 31, 2012, covered by this annual report, based on the criteria framework established in Internal Control – Integrated Framework issued be the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our President and Chief Executive Officer, concluded that our internal controls and procedures were not effective as of the December 31, 2012, covered by this annual report.

As of June 30, 2012, certain controls related to the financial statement close and reporting process were not functioning effectively to properly accrue certain expenses and classify some expenses in the financial statements. Management concluded that this control deficiency constituted a material weakness at December 31, 2012. We are currently in the development stage, and although we have hired qualified resources to carry out our day-to-day accounting and financial reporting obligations, we have not yet reached the point at which we have adequate resources to address all accounting procedures, especially the process to close our financial records at each reporting period in a timely manner. These control weaknesses were, in part, due to lack of adequate funding during the period in which the financial statements were being prepared.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our independent registered public accounting firm because smaller reporting companies are exempt from this requirement.

(c) Changes in Internal Controls

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The address of all Directors and Executive Officers listed above is c/o Hybrid Coating Technologies Inc., 950 John Daly Blvd. Suite 260, Daly City, CA 94015.

Directors and Executive Officers.

The current directors and executive officers of the Registrant are as follows:

Name	Age	Position(s)
Joseph Kristul	64	Director, President, Treasurer and Chief Executive Officer
Darin Nellis	43	Secretary , Director of Sales & Marketing
Alex Trossman	63	Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. There is no family relationship between any of our directors or executive officers. As of April 16, 2013, there was no known litigation pending or active against any of our directors or executive officers. None of our directors or executive officers has served as a general partner or executive officer of any company that has filed, or has had filed against it, any petition for bankruptcy, either at the time such filing was made or during the preceding two years.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	S tock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensa tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen sation ($)	Total ($)

Joseph Kristul Director, President, Chief Executive Officer and Chief Financial Officer	2012	$184,000	0	0	0	0	0	0	0

Compensation of Executive Officers

Mr Kristul receives a salary of $184,000 per annum.

Employment Agreements

The Company has not entered into any employment agreements with our executive officers or other employees to date.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2012. No equity awards were made during the fiscal year ended December 31, 2012.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2012.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2012.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2012.

Potential Payments upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides information about the beneficial ownership of the Common Stock as of December 31, 2012, by each of the current directors and executive officers, by all directors and executive officers as a group and by each person known to the Registrant who is the beneficial owner of more than 5% of any class of the Registrant’s securities. Unless otherwise noted, the persons listed below have sole voting and investment power with respect to the shares reported.

	Beneficial
	Ownership

Name of Beneficial Owner	Total Shares (2)		Percent of Class (4)

Joseph Kristul (1) Director, President, Treasurer and Chief Executive Officer	500,000	(3)	7.69%
Darin Nellis (1), Secretary	126,000		1.94%
Alex Trossman (1), Director	62,500		0.96%
Eugene Shenkar	389,200		5.99%
All Directors and Executive Officers as a Group (3 Persons)	688,500		10.59%

(1)	Executive officer and/or director of the Company. The appointment of Mr. Kristul and of Mr. Trossman shall become effective on the Effective Date.

(2)	Represents the total number of shares of Common Stock owned as of December 31, 2012.

(3)	Represents 400,000 shares of common stock issued to Mr. Kristul and 100,000 shares issued to his wife, Maria Kristul.

(4)	The percentages listed in the percent of class column are based upon 6,503,568 issued and outstanding shares of Common Stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

GBH CPAs PC (“GBH”) served as our independent registered public accounting firm for our fiscal year ended December 31, 2012. The Company did not incur any fees from GBH during the year ended December 31, 2012. Our previous auditor, LBB & Associates Ltd., LLP served as our independent registered public accounting firm for our fiscal year ended December 31, 2011 and up to the third quarter ended September 30, 2012 resigning on March 12, 2013. The following table shows the fees that were billed for the audit and other services provided by the firm for the fiscal year indicated.

	Fiscal Year Ended Dec. 31, 2012	Fiscal Year Ended Dec. 31, 2011

Audit Fees	$73,383	$41,720
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$73,383	$41,720

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting. The audit and tax fees paid to the auditors with respect to our fiscal year ended December 31, 2012 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS

Exhibit	Description of Exhibits
Number
3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29, 2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29, 2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29, 2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29, 2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29, 2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29, 2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (8)
10.11	Licensing Agreement between Nanotech Industries International Inc and Nanotech Industries Inc. dated October 18, 2011 (9)
10.12	Convertible Debenture Agreement Dated February 21, 2012 (10)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010
(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14, 2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3, 2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6, 2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7, 2011
(9) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on October 18, 2011
(10) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 21, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2013		HYBRID COATING TECHNOLOGIES INC
(Registrant)

	By:	/s/ Joseph Kristul
Name: Joseph Kristul
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kristul		April 16, 2013
Joseph Kristul	President and Chief Executive Officer,
(Principal executive officer principal financial and accounting officer)

/s/ Alex Trossman		April 16, 2013
Alex Trossman	Director