Form 10-K/A
period 2012-12-31
HYBRID Coating Technologies Inc.
filed 2013-04-17
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-K for the period ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is to furnish interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

ITEM 15. EXHIBITS

Exhibit	Description of Exhibits
Number
3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29, 2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29, 2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29, 2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29, 2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29, 2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29, 2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (8)
10.11	Licensing Agreement between Nanotech Industries International Inc and Nanotech Industries Inc. dated October 18, 2011 (9)
10.12	Convertible Debenture Agreement Dated February 21, 2012 (10)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 17, 2013		HYBRID COATING TECHNOLOGIES INC
(Registrant)

	By:	/s/ Joseph Kristul
Name: Joseph Kristul
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kristul		April 17, 2013
Joseph Kristul	President and Chief Executive Officer,
(Principal executive officer principal financial and accounting officer)

/s/ Alex Trossman		April 17, 2013
Alex Trossman	Director