Form 10-Q
period 2013-03-31
HYBRID Coating Technologies Inc.
filed 2013-05-20
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

7,834,220 shares of the issuer’s common shares, par value $.001 per share, were issued and outstanding as of May 20, 2013.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as of March 31, 2013 and the related unaudited consolidated statements of operations, and cash flows for the three months ended March 31, 2013 and the period from July 8, 2010 (inception) to March 31, 2013 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2013
(Unaudited)

	March 31	December 31
ASSETS	2013	2012

Current assets
Prepaid expenses – related party	$33,750	$-
Total current assets	33,750	-

Intangible assets, net of accumulated amortization	572,303	626,963

TOTAL ASSETS	$606,053	$626,963

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$6,067	$22,104
Accounts payable and accrued liabilities	416,546	435,245
Accounts payable and accrued liabilities - related parties	693,937	554,633
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Loans payable net of unamortized discount of $7,409 and $14,638, respectively	710,091	694,362
Loans payable -shareholders net of unamortized discounts and premiums of $43,612 and $25,194, respectively	1,295,200	1,062,521
Note payable – related party	742,351	800,481
Total current liabilities	4,079,192	3,784,346
Convertible debentures, net of unamortized discount of $273,383 and $325,136, respectively	1,047,117	995,364
Derivative liability	172,953	166,721
Total liabilities	5,299,262	4,946,431
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 6,607,443 shares and 6,503,568 shares issued and outstanding, respectively	6,607	6,504
Additional paid-in-capital	7,051,895	6,651,428
Deficit accumulated during development stage	(11,751,711)	(10,977,400)
Total stockholders’ deficit	(4,693,209)	(4,319,468)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$606,053	$626,963

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months ended March 31, 2013 and 2012
And the Period from July 8, 2010 (Inception) through March 31, 2013
(Unaudited)

			Period from
	Three months	Three months	July 8, 2010
	ended	ended	(inception) through
	March 31, 2013	March 31, 2012	March 31,2013

Revenues	$2,778	$5,430	$74,290
Cost of sales	1,250	1,100	32,950
Gross-profit	1,528	4,330	41,340
Operating expenses
General and administrative	504,388	638,517	8,006,868
Impairment of intangible assets	-	-	631,917
Amortization of intangible assets	54,660	54,660	545,780
Total operating expenses	559,048	693,177	9,184,565

Loss from operations	(557,520)	(688,847)	(9,143,225)
Other income (expense)
Loss on extinguishment of debt	(10,169)	-	(112,636)
Change in fair value of derivative liability	(6,232)	8,744	432,016
Interest expense	(200,390)	(225,153)	(2,927,866)
Net loss	$(774,311)	$(905,256)	$(11,751,711)

Basic and diluted net loss per common share	$(0.12)	$(0.15)
Basic and diluted weighted average number of common shares outstanding	6,560,633	5,880,761

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2013 and 2012
And the Period from July 8, 2010 (inception) through March 31, 2013
(Unaudited)

			Period from
	Three months	Three months	July 8, 2010
	ended	ended	(inception)
	March 31, 2013	March 31, 2012	through March 31,2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(774,311)	$(905,256)	$(11,751,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	228,509	379,878	4,740,060
Impairment of samples and supplies	-	-	10,136
Interest paid through issuance of shares	11,949	93,000	225,049
Amortization of intangible assets	54,660	54,660	545,780
Interest expense from revaluation of SSCD warrants	-	-	1,180,886
Interest expense on beneficial conversion feature related to SSCD warrants	-	-	126,607
Interest imputed on notes payable -related party	34,714	-	204,166
Loss on extinguishment of debt	10,169	-	112,636
Impairment of intangible assets	-	-	631,917
Change in fair value of derivative liability	6,232	(8,744)	(432,016)
Incentive and interest paid on prepayment of debt	-	-	25,833
Amortization of debt discounts	75,882	67,156	790,388
Change in operating assets and liabilities:
Samples and supplies	-	1,100	(10,136)
Accounts payable and accrued liabilities	44,664	53,087	494,076
Accounts payable and accrued liabilities - related parties	139,304	68,322	693,937
Net cash used in operating activities	(168,228)	(196,797)	(2,412,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of intangible asset	-	-	150,000
Net cash provided by investing activities	-	-	150,000

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(40,013)	22,104
Proceeds from issuance of Convertible Debentures	-	119,500	970,500
Proceeds from Senior Secured Convertible Debentures	-	-	400,000
Proceeds from exercise of warrants	-	-	25,000
Proceeds from loans payable-shareholders	340,670	186,760	2,072,566
Repayments from loans payable-shareholders	(125,912)	(63,750)	(890,104)
Proceeds from loans payable	-	144,500	758,375
Repayments of note payable - related party	(46,530)	(150,200)	(1,096,049)
Net cash provided by financing activities	168,228	196,797	2,262,392

INCREASE (DECREASE) IN CASH	-	-	-

CASH, BEGINNING OF PERIOD	-	-	-
CASH, ENDING OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
For the Three Months ended March 31, 2013 and 2012
And the Period from July 8, 2010 (inception) through March 31, 2013
(Unaudited)

	Three months	Three months	Period from
	ended	ended	July 8, 2010 (inception)
	March 31,2013	March 31,2012	through March 31,2013

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$36,763	$24,521	$126,203
Income taxes	$-	$-	$-

Non cash financing transactions:
Acquisition of intangible asset through issuance of note payable	$-	$-	$1,900,000
Discount arising from warrants attached to issuance of SSCD	$-	$-	$273,393
Discount arising from loans payable -shareholders	$9,148	$-	$101,223
Transfer of loans and SSCD to Convertible Debentures	$-	$-	$310,000
Reclassification of accrued interest to SSCD	$-	$-	$14,167
Shares issued for premium on shareholder loans	$-	$28,000	$64,000
Discount arising from loans payable	$-	$-	$16,868
Fair value of derivative convertible debenture	$-	$46,721	$604,969
Cashless exercise of warrants	$-	$-	$205
Reclassification of bank overdrafts to payables	$16,037	$-	$16,037
Warrants issued for prepaid expense – related party	$33,750	$-	$33,750
Reclassification of note payable to accounts payable	$11,600	$-	$11,600

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2013
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

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc., included in Form 10-K filed on May 16, 2013 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

Going Concern

The Company also remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $11,750,000 since inception, and has a working capital deficit of approximately $4,100,000 as of March 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

For three months ended March 31, 2013, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended
	March 31,
	2013	2012
Convertible debt	3,108,482	1,159,910
Stock warrants	3,620,600	2,865,600
	6,729,082	4,025,510

Recently Issued Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Subsequent Events – The Company has evaluated all transactions occurring between the period ended March 31, 2013, and through the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3 – INTANGIBLE ASSET

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

Following is a summary of the licenses acquired to date from NTI:

	License Rights Overview	Licensed Region	Term (date) of License	Original Cost	Carrying Value at March 31, 2013	Carrying Value at December 31, 2012
A	Coating Products	North America	June 12, 2010 3 years	$500,000	$18,193	$36,463
B	Coating Products	Russian Territory	March 17, 2011 10 years	$150,000	$38,000	$39,200
C	Coating Products	European Continent	July 7, 2011 5 years	$1,250,000	$516,110	$551,300

On October 18, 2011, the Company and NTI entered into a second Licensing Agreement (“Second Agreement”) granting the Company option (“Sealant Option”) to be exercised within six months of the signing of the Licensing Agreement, for the manufacturing and sale of environmentally safe adhesives and sealants (“Sealant Products”) as follows:

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

Intangibles activity is as follows for the three months ended March 31, 2013:

March 31,
2011
Intangible asset, net, beginning of period	$626,963
Purchases	-
Sale	-
Impairment	-
Less: current amortization	(54,660)
Total intangible asset, net	$572,303

The balance of intangible assets, net is as follows:

	March 31, 2013	December 31, 2012
Intangible assets	$1,118,083	$1,118,083
Less, accumulated amortization	(545,780)	(421,920)
Intangible assets, net	$572,303	$626,963

NOTE 4 – LOANS PAYABLE

In 2012, the Company entered into various loan agreements totaling $681,500 at interest rates ranging from 15%-25%. Several loans totaling $281,000 are currently in default. The creditors have not called these loans.

During the year ended December 31, 2012, the Company issued 50,000 warrants related to a loan payable. The fair value of the 50,000 warrants issued in conjunction with the debt issued in 2012 amounted to $19,005 using the assumptions discussed in the table below. This resulted in a relative fair value of $16,668 which was recorded as a debt discount. The discount is amortized over the life of the associated loan payable.

Expected volatility		166.04%
Exercise price		$0.50
Stock price		$0.50
Expected life		2 years
Risk-free interest rate		0.25%
Dividend yield	$	Nil

The Company recorded $7,229 of interest expense related to the debt discount during the three months ended March 31, 2013. There was no corresponding debt discount during the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012 total interest expense was $31,130 and $975, respectively, and the total interest paid was $25,163 and $2,362, respectively. At March 31, 2013 the unamortized debt discount was $7,409 compared to $14,638 as of December 31, 2012.

NOTE 5 – LOANS PAYABLE – SHAREHOLDERS

During the years ended December 31, 2011 and 2012, the Company entered into various loan agreements and arrangements for loans with other shareholders totaling $894,000 and $765,296, respectively, all having different maturity dates from 2011 to 2013. Several of these loans totaling $125,000 are in default. The shareholders have not called these loans.

During the first quarter ended March 31, 2013, the Company received $340,670 in shareholder loans and repaid $125,912.

On January 1, 2013, the Company entered into a new loan agreement with a shareholder for $130,000 cancelling the previous loan agreement for $100,000 that had expired. The Company recorded a loss on debt extinguishment in the amount of $10,169 and a debt discount in the amount of $19,831. The discount is amortized over the life of the loan. In addition, 25,000 warrants were issued.

The fair value of these 25,000 warrants issued in conjunction with this debt amounted to $9,840 using the assumptions discussed in the table below. This resulted in a relative fair value of $9,148 which was recorded as a debt discount and a corresponding increase in paid-in capital. The discount is being amortized over the life of the associated loan payable. Assumptions for fair value were as follows:

Expected volatility		399.77%
Exercise price		$0.01
Stock price		$0.40
Expected life		2 years
Risk-free interest rate		0.27%
Dividend yield	$	Nil

A total interest expense of $7,245 was recorded from amortization of the debt discount, resulting in an unamortized discount of $21,734 as of March 31, 2013.

On January 21, 2013, the Company entered in a loan agreement for $78,400 CDN. At March 31, 2013, the value was $76,040 US. The loan matures on July 20, 2013 and bears interest at 2% per month payable monthly, unpaid amounts bear interest at 2.5% per month. The loan is secured by a legal interest in the Company’s assets for approximately $94,000. Interest of $3,125 has been accrued as of March 31, 2013. Subsequent to quarter end all interest has been paid through the issuance of shares.

During the three months ended March 31, 2013 and 2012, the Company recorded interest expense related to the amortization of debt discounts of $16,900 and $13,929, respectively related to all loans from shareholders. The total interest paid on loans from shareholders was $11,600 and $22,158 and the total interest expense was $20,101 and $3,281 during the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, the unamortized debt discount was $43,612, compared to $31,533 as of December 31, 2012.

NOTE 6 –CONVERTIBLE DEBENTURES

On April 29, 2011, the Company issued convertible debentures for proceeds of $1,201,000 (“April 29, 2014 convertible debentures”) and on February 21, 2012, issued an additional $119,500 (“February 21, 2015 convertible debentures” and together the “Debentures”) each with a maturity of 36 months from the date of issuance and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are held by third parties and by non-controlling shareholders, and are convertible as follows:

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

We analyzed the financial instruments, (the convertible debenture, share purchase and warrants) in accordance with FASB ASC 815, Fair Value Measurements and Disclosures. The embedded conversion features in the convertible debentures and attached warrants should be accounted for as a derivative liability. The warrants contain full ratchet reset features (subject to adjustment for dilutive share issuances) and should be valued as a derivative liability.

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability of $558,248 as of April 29, 2011 and of $46,721 at February 21, 2012 for each issuance. The Company recorded the change in the fair value of the derivative liability as a gain of $77,787 as of December 31, 2011, to reflect the value of the derivative liability as $480,461. The Company recorded another gain of $360,461 to reflect the value of the derivative liability as $166,721 as of December 31, 2012. To reflect the change in fair value for the quarter ended March 31, 2013, the Company recorded a loss of $6,232.

The Company recorded a corresponding discount of $46,721 and $558,248 against the carrying value of the convertible debentures during the years ended December 31, 2012 and 2011, respectively. The discounts are amortized using the effective interest method over the three year term of the debt. Amortization of the debt discount was $51,753 and $40,721 for the quarters ended March 31, 2013 and March 31, 2012, respectively, leaving a remaining discount of $273,383 at March 31, 2013.

Interest of $32,560 has been accrued for the quarter ended March 31, 2013 (2012 - $31,220). During the three months ended March 31, 2013, $11,949 in interest was paid through the issuance of 29,875 shares of common stock. The balance of the debentures at March 31, 2013 and December 31, 2012, net of the unamortized discount, was $1,047,117 and $995,364, respectively.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended March 31,
	2013	2012
Beginning balance	$166,721	$480,461
Total (gains) and losses	6,232	(8,744)
Settlements	-	-
Additions	-	46,721
Transfers	-	-
Ending balance	$172,953	$518,438

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2013 and 2012	$(6,232)	8,744

NOTE 7 – SENIOR SECURED CONVERTIBLE DEBENTURES

On August 16, 2010, the Company entered into a securities purchase agreement with a third party for the subscription of senior secured convertible debentures (“SSCD”) for an amount of $400,000. The debentures have a maturity date of August 16, 2012 with a coupon of 10% and convert at the option of the holder into shares of common stock of the Company at a price of $0.75 per share. The notes are secured by all assets of the Company. The subscriber also received 533,336 Series A warrants with a maturity of 1 year and an exercise price of $1.25 and 133,360 Series B warrants with a term of 3 years and an exercise price of $1.50. The debentures and Series A warrants carry registration rights whereby upon the consummation of the reverse merger with Nanotech, the shares underlying the debentures and Series A warrants will be registered as soon as is practicable. All prices and warrants issued have been adjusted for the post-acquisition of Nanotech by HCT.

The Company is in default of payment of the debentures which matured on August 16, 2012. No notices have been issued by the debenture holder.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

NOTE 8– STOCKHOLDERS’ DEFICIT

During the quarter ended March 31, 2013, the Company issued a total of 74,000 shares to a shareholder creditor and a consultant as payments for services with a fair value of $29,600, and 29,875 shares to convertible debenture holders as payment of interest for the year of $11,949.

During the three months ended March 31 2013, the Company issued 420,000 warrants to a shareholder for consulting services at a fair value of $113,064 (recorded as stock-based compensation), and 450,000 warrants to a related party landlord as payment for rent with a fair value of $202,095 (recorded as an adjustment to accounts payable of $82,500, prepaid expense of $33,750 and stock compensation expense of $85,845) all with a corresponding increase in additional paid-in capital using the Black-Scholes method according to the following assumptions:

Expected volatility		118.89%-118.93%
Exercise price		$0.001
Stock price		$0.27-$0.45
Expected life		5 years
Risk-free interest rate		0.75%-0.88%
Dividend yield	$	Nil

Warrants

A summary of the activity in the Company's warrants during the three months ended March 31, 2013 is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable, at December 31, 2012	2,248,928	$0.29
Issued January 1, 2013	25,000	$0.01
Issued March 1, 2013	450,000	$0.001
Issued March 14, 2013	420,000	$0.001
Exercised	-	-
Outstanding and exercisable, at March 31, 2013	3,143,928	$0.29

In addition to the regular warrants detailed in the table above, there are issued and outstanding 533,336 Series A warrants with an exercise price of $0.125 per share and a maturity date of February 14, 2014 and 133,336 Series B warrants with an exercise price of $0.15 per share and a maturity date of August 16, 2013.

The intrinsic value of warrants outstanding at March 31, 2013 was $1,237,958.

Contingent Warrant Issuance

On July 20, 2012, the Company’s board of directors approved the issuance of 300,000 stock purchase warrants, exercise price of $0.001 per share and five-year life, from date of issuance, to the Company’s President, Joseph Kristul, contingent on his successful negotiation of a major sales contract (as defined in board minutes). The major sales contract agreement has not yet been reached by the Company.

NOTE 9– RELATED PARTY TRANSACTIONS

Fees charged by Shareholder

During the quarters ended March 31, 2013 and 2012, the Company was charged $123,000 and $83,530 by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The amounts are included in accounts payable and accrued liabilities to related parties. The Company has an outstanding balance as of March 31, 2013 and December 31, 2012 of $619,107 and $485,468, respectively.

Principal Debt Payments

During the quarter year ended March 31, 2013, the Company made principal payments of $46,530 on its note payable to NTI related to the 2011 acquisition of the license rights for coatings in Europe. The note matures on November 29, 2013, does not bear interest, and no payments are required prior to maturity. The balance of the note was $742,351 and $800,481 at March 31, 2013 and December 31, 2012, respectively.

Shared Administrative Costs

The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. Rent expense for the quarters ended March 31, 2013 and 2012 was $11,250.

NOTE 10– SUBSEQUENT EVENTS

Subsequent to quarter end the Company has issued the following shares:

-1,035,417 shares valued at $310,625 to related parties as settlement of accounts payable to a related party;

-20,000 shares valued at $6,000 to a shareholder for consulting services;

-36,360 shares valued at $10,908 to a secured lender for interest on a loan;

-100,000 shares valued at $30,000 to a Senior Secured Debenture holder for interest; and

-35,000 shares valued at $10,500 to a shareholder for consulting services.

All shares issued were valued using the market price on the date of grant.

On April 5, 2013, the Company issued 480,000 warrants valued at $244,368 to the Company’s CEO for compensation. The warrants have an exercise price of $0.001 and a term of five years. The Company valued the warrants using the Black-Scholes model using the following assumptions:

Expected volatility		119.69%
Exercise price		$0.001
Stock price		$0.51
Expected life		5 years
Risk-free interest rate		0.68%
Dividend yield	$	Nil

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Management’s Discussion and Analysis (“MD&A”) is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company’s operations and financial position. Some sections of this report contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, and the factors described under “Risk Factors” contained in the Company’s Form 10-K Report filed May 16, 2013. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. The Company’s actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

The following information should be read in conjunction with the unaudited financial statements for the period ended March 31, 2013 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT,” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the period ended March 31, 2013.

Overview

Company Background

HCTs principal office is located in Daly City, California, U.S.A.

As of March 31, 2013, HCT had 2 employees.

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

HCT is currently at the commencement of the commercialization phase of its business model. HCT plans on significantly expanding its sales and client base by promoting the NTI Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships. The Company expects to have significant sales by the end of 2013.

Results of Operation

HCT is a developmental stage company and as such does not yet have any revenues. Management is in talks with prospective clients and the Company expects to have revenues in this fiscal year. For the period January 1 through March 31, 2013 : the Company had sample sales of $2,778 and associated cost of sales of $1,250, General and Administration expenses totaling $504,388, after removing stock –based compensation of $228,509 amounted to $275,879, with only non-cash charges related to the amortization of intangible asset of 54,660, amortization of debt discounts of $75,882 (included in interest expense of $200,390) loss on extinguishment of debt $10,169 and a loss in the fair value of the derivative liability of $6,232 all leading to a net loss of $774,311. However the Company expects to significantly increase operating expenses including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

	Three months ended March 31,
	2013	2012	% change
Professional Fees	$166,195	$71,377	133%
Payroll	52,208	109,384	(52%	)
Stock-based compensation (non-cash)	228,509	379,878	(40%	)
Rent, supplies and general office costs	34,760	38,241	( 9%	)
Travel and trade shows	22,716	39,637	(43%	)

Total	$504,388	$638,517	(21%	)

Liquidity and Capital Resources

The Company had no cash and equivalents as of March 31, 2013. This quarter ended March 31, 2013, the Company received $340,670 proceeds from shareholder loans and repaid $125,912. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

Date: May 20, 2013	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)