Form 10-Q
period 2013-06-30
HYBRID Coating Technologies Inc.
filed 2013-08-19
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

8,784,283 shares of the issuer’s common shares, par value $0.001 per share, were issued and outstanding as of August 14, 2013.

PART I

ITEM 1. FINANCIAL STATEMENTS

            The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as at June 30, 2013 and the related unaudited consolidated statements of operations, and cash flows for the three and six months ended June 30, 2013 and the period from July 8, 2010 (inception) to June 30, 2013 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

Hybrid Coating Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Prepaid rent-related party	$22,500	$-
Total current assets	22,500	-
Intangible asset, net of accumulated amortization	517,720	626,963

TOTAL ASSETS	$540,220	$626,963
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$5,838	$22,104
Accounts payable and accrued liabilities	396,061	435,245
Accounts payable and accrued liabilities-related parties	385,478	554,633
Common stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Loans payable, net of unamortized discount of $15,689 and $14,638, respectively	911,811	694,362
Loans payable – shareholders, net of unamortized discounts of $27,491 and $31,533, respectively	1,155,103	1,062,521
Note payable – related party	707,351	800,481
Total current liabilities	3,776,642	3,784,346
Convertible debentures, net of unamortized discount of $218,603	1,101,897	995,364
Derivative liability	130,816	166,721
Total liabilities	5,009,355	4,946,431
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 8,584,283 shares and 6,503,568 shares issued and outstanding, respectively	8,584	6,504
Additional paid in capital	8,845,394	6,651,428
Deficit accumulated during development stage	(13,323,113)	(10,977,400)
Total stockholders’ deficit	(4,469,135)	(4,319,468)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$540,220	$626,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012
And the Period from July 8, 2010 (Inception) through June 30, 2013
(Unaudited)

					Period from
	Three months	Three months	Six months	Six months	July 8, 2010
	ended	ended	ended	ended	(inception)
	June 30,	June 30,	June 30,	June 30,	through
	2013	2012	2013	2012	June 30, 2013

Revenues	$5,370	$3,953	$8,148	$9,383	$79,660
Cost of sales	2,417	1,000	3,667	2,100	35,367
Gross-profit	2,953	2,953	4,481	7,283	44,293

Operating expenses:
General and administrative	807,613	414,718	1,312,001	1,053,235	8,814,481
Impairment of intangible asset	-	-	-	-	631,917
Amortization of intangible asset	54,583	54,660	109,243	109,320	600,363
Total operating expenses	862,196	469,378	1,421,244	1,162,555	10,046,761

Loss from operations	(859,243)	(466,425)	(1,416,763)	(1,155,272)	(10,002,468)

Other income (expense):
Loss on extinguishment of debt	(283,622)	-	(293,791)	-	(396,258)
Warrants modification expense	(241,697)	-	(241,697)	-	(241,697)
Change in fair value of derivative liability	42,137	334,450	35,905	343,194	474,153
Interest expense	(228,977)	(139,908)	(429,367)	(365,061)	(3,156,843)

Net loss	$(1,571,402)	$(271,883)	$(2,345,713)	$(1,177,139)	$(13,323,113)

Basic and diluted net loss per common share	$(0.20)	$(0.04)	$(0.32)	$(0.19)

Basic and diluted weighted average number of common shares outstanding	7,937,155	6,318,428	7,276,066	6,112,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
And the Period from July 8, 2010 (inception) through June 30, 2013
(Unaudited)

			Period from
	Six months	Six months	July 8, 2010
	ended	ended	(inception)
	June 30, 2013	June 30, 2012	through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,345,713)	$(1,177,139)	$(13,323,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	740,677	396,377	5,252,228
Warrant modification expense	241,697	-	241,697
Impairment of samples and supplies	-	-	10,136
Amortization of intangible asset	109,243	109,320	600,363
Loss on extinguishment of debt	293,791	-	396,258
Loss on impairment of intangible assets	-	-	631,917
Change in fair value of derivative liability	(35,905)	(343,194)	(474,153)
Interest paid through issuance of shares	95,218	213,100	308,318
Interest expense from revaluation of SSCD warrants	-	-	1,180,886
Interest expense on beneficial conversion feature related to SSCD warrants	-	-	126,607
Interest imputed from notes payable -related party	68,640	-	238,092
Incentive and interest paid on prepayment of debt	-	-	25,833
Amortization of debt discounts	162,208	135,814	876,714
Change in operating assets and liabilities
Samples and supplies	-	29,477	(10,136)
Accounts payable and accrued liabilities	36,017	173,068	485,429
Accounts payable and accrued liabilities related parties	322,095	107,751	876,728
Net cash used in operating activities	(312,032)	(355,426)	(2,556,196)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of intangible asset	-	-	150,000
Net cash provided in investing activities	-	-	150,000

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft (repayment)	-	(40,013)	22,104
Proceeds from issuance of Convertible Debentures	-	119,500	970,500
Proceeds from Senior Secured Convertible Debentures	-	-	400,000
Proceeds from exercise of warrants	-	-	25,000
Proceeds from loans payable-shareholders	449,836	297,880	2,181,732
Repayments from loans payable-shareholders	(266,274)	(102,516)	(1,030,466)
Proceeds from loans payable	210,000	213,825	968,375
Repayments of note payable - related party	(81,530)	(133,250)	(1,131,049)
Net cash provided by financing activities	312,032	355,426	2,406,196

INCREASE (DECREASE) IN CASH	-	-	-

CASH, BEGINNING OF PERIOD	-	-	-
CASH, ENDING OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
And the Period from July 8, 2010 (inception) through June 30, 2013
(Unaudited)

	Six months	Six months	July 8, 2010
	ended	ended	(inception)
	June 30, 2013	June 30, 2012	through June 30, 2013
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$59,571	$50,400	$149,011
Income taxes	$-	$-	$-

Non cash financing transactions:
Reclassification of bank overdrafts to payables	16,266		16,266
Acquisition of intangible asset through issuance of note payable	$-	$-	$1,900,000
Discount arising from warrants attached to issuance of SSCD	$-	$-	$273,393
Discount arising from loans payable -shareholders	$9,148	$-	$101,223
Transfer of loans and SSCD to Convertible Debentures	$-	$-	$310,000
Reclassification of accrued interest to SSCD	$-	$-	$14,167
Shares issued for premium on shareholder loans	$-	$28,000	$16,868
Discount arising from loans payable	$23,705	$-	$23,705
Fair value of derivative convertible debenture	$-	$46,721	$604,969
Cashless exercise of warrants	$70	$-	$275
Reclassification of note payable to accounts payable	$11,600	$-	$11,600
Warrants issued to pay shareholder loan	$125,022	$-	$125,022
Common stock issued for settlement of interest payable	$94,567	$-	$94,567
Common stock issued for settlement of accounts payable – related party	$397,500	$-	$397,500
Shares issued for premium on shareholder loans	$-	$-	$64,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2013
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Hybrid Coating Technologies Inc. (the “Company”, “HCT”) formerly EPOD Solar Inc., was incorporated in the State of Nevada on July 8, 2010, and is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

The Company manufactures and sells under license, alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™, including coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder). See Note 2 for additional information on the related party licensor.

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc. included in Form 10-K filed on April 16, 2013, with the Securities and Exchange Commission, are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

Going Concern

The Company also remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $13,300,000 since inception, and has a working capital deficit of approximately $3,800,000 as of June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nanotech Industries International Inc., (“Nanotech”). All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Fair Value Measurements - Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments. The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using a modified lattice valuation model.

Earnings (Loss) per Share - Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive. For six months ended June 30, 2013 and 2012, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Six Months Ended
	June 30 ,
	2013	2012
Convertible debt	3,108,482	2,736,857
Stock warrants	4,589,428	2,058,928
	7,697,910	4,795,785

Recently Issued Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Subsequent Events – The Company has evaluated all transactions occurring from June 30, 2013 through the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3 – INTANGIBLE ASSET

During 2010 and 2011, the Company acquired licensing rights from Nanotech Industries, Inc., (“NTI”, a privately-held entity deemed a related party by virtue of common ownership and control), for the rights to manufacture and distribute environmentally safe coatings (“Coating Products”) using NTI’s technology.

As part of the original licensing agreement signed on July 12, 2010 (see table below) the Company has the option to obtain rights for the rest of the world on an exclusive perpetual basis, in exchange for the issuance of stock equal to 62.5% of the Company’s total shares. If this option is exercised, NTI would control the Company by virtue of ownership of a majority of the Company’s outstanding shares.

Following is a summary of the licenses acquired to date from NTI:

	License Rights Overview	Licensed Region	Term (date) of License	Original Cost	Carrying Value at June 30, 2013	Carrying Value at December 31, 2012
A	Coating Products	North America	June 12, 2016- 6 years	$500,000	nil	$36,463
B	Coating Products	Russian Territory	March 17, 2011- 10 years	$150,000	$36,800	$39,200
C	Coating Products	European Continent	July 7, 2011- 5 years	$1,250,000	$480,920	$551,300

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

On December 6, 2011 the Company notified NTI of its election to exercise the option. To date the Company has not issued the Licensing Shares and therefore the Licensing Agreement is not yet effective.

On June 28, 2013, the Company entered into the Third Amendment of the licensing agreement extending the term for the North American rights by 36 months to June 12, 2016.

Intangible activity is as follows for the six months ended June 30, 2013:

June 30,
2013
Intangible asset, net as of December 31, 2012	$626,963
Purchases	-
Sale	-
Impairment	-
Less: current amortization	(109,243)
Total intangible asset, net as of June 30, 2013	$517,720

The balance of intangible assets, net is as follows:

	June 30,	December 31,
	2013	2012
Intangible asset, beginning of period	$1,118,083	$1,118,083

Less: accumulated amortization	(600,363)	(421,920)
Total intangible asset, net	$517,720	$626,963

During the six months ended June 30, 2013 and 2012 amortization expense was $109,243 and $109,320, respectively.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013:

	Quoted Prices	Significant		Total
	in Active	Other	Significant	Carrying
	Markets for	Observable	Unobservable	Value as of
	Identical Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2013

Derivative liabilities – Senior secured convertible debenture	$-	$-	$130,816	$130,816

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Six Months Ended June 30,
	2013	2012
Beginning balance	$166,721	$480,461
Total (gains) and losses	(35,905)	(343,194)
Settlements	-	-
Additions	-	46,721
Transfers	-	-
Ending balance	$130,816	$183,988

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of June 30, 2013 and 2012	$35,905	343,194

NOTE 5 – SENIOR SECURED CONVERTIBLE DEBENTURES

On August 16, 2010, the Company entered into a securities purchase agreement with a third party for the subscription of senior secured convertible debentures (“SSCD”) for an amount of $400,000. The debentures had a maturity date of August 16, 2012 with a coupon of 10% and convert at the option of the holder into shares of common stock of the Company at a price of $0.75 per share. The notes are secured by all assets of the Company. The subscriber also received 533,336 Series A warrants with a maturity of 1 year and an exercise price of $1.25 per share and 133,360 Series B warrants with a term of 3 years and an exercise price of $1.50 per share. The Company amended the terms of the Series A warrants during the six months ended June 30, 2013. See Note 10. The debentures and Series A warrants carry registration rights whereby upon the consummation of the reverse merger with Nanotech, the shares underlying the debentures and Series A warrants will be registered as soon as is practicable. All prices and warrants issued have been adjusted for the post-acquisition of Nanotech by HCT.

The Company is in default of payment of the debentures which matured on August 16, 2012. No notices have been received from the debenture holder.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

NOTE 6 – LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. This $7,500 premium has been amortized and on April 29, 2011, the lender converted $55,000 of this debt to convertible debentures. The balance at June 30, 2013 and December 31, 2012 and 2011 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holders with respect to the defaults.

During the six months ended June 30, 2013, a loan was issued for $8,500 maturing in July 2013 bearing interest of 15% per annum. During the six months ended June 30, 2013, the Company issued a $100,000 loan with a three-month maturity, maturing on August 23, 2013, bearing interest at 16% per annum, payable monthly, with an additional $5,000 premium payable at maturity, and $110,000 loan with a one-year maturity, maturing on March 25, 2014, bearing interest at 16% per annum, payable monthly with an additional 110,000 warrants attached to the loan.

The fair value of these 110,000 warrants issued in conjunction with this debt amounted to $30,217 using the assumptions discussed in the table below. This resulted in a relative fair value of $23,705 which was recorded as a debt discount and a corresponding increase in paid-in capital. The discount is amortized over the life of the associated loan payable.

Expected volatility	120%
Exercise price	$1.00
Stock price	$0.38
Expected life	5 years
Risk-free interest rate	0.8%
Dividend yield	$ Nil

In 2012 the Company entered into various loans agreements totaling $681,500 at interest rates ranging from 15%-25%. Several loans totaling $709,000 are in default. The creditors have not called these loans.

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

The Company recorded $15,425 and $22,654 of interest expense related to the debt discount during the three and six months ended June 30, 2013. There was no corresponding debt discount during the three and six months ended June 30, 2012. During the six months ended June 30, 2013 and 2012 total interest expense was $69,979 and $14,242 respectively, and the total interest paid was $35,204 and $5,906 respectively. At June 30, 2013 the unamortized debt discount was $15,689 compared to $14,638 as of December 31, 2012.

NOTE 7 – LOANS PAYABLE –SHAREHOLDERS

During the years ended December 31, 2012 and 2011, the Company entered into various loan agreements and arrangements for loans with other shareholders totaling $894,000 and $765,296, respectively, all having different maturity dates from 2011 to 2013. Several of these loans totaling $799,830 are in default. The shareholders have not called these loans.

During the six months ended June 30, 2013, the Company received $449,836 in shareholder loans and repaid $266,274. In addition the Company repaid an additional $125,022 through the issuance of 933,000 warrants. The fair value of the warrants was $307,144. The Company recorded a loss on settlement of debt in the amount of $182,122 and an increase in paid-in capital of $ 307,144.

The fair-value of these 933,000 warrants was determined using the assumptions in the table below:

Expected volatility	128.26%
Exercise price	$0.001
Stock price	$0.33
Expected life	5 years
Risk-free interest rate	1.01%
Dividend yield	$ Nil

On January 1, 2013, the Company entered into a new loan agreement with a shareholder with a maturity of December 31, 2013. The new loan agreement for $130,000 cancelled the previous loan agreement for $100,000 that had expired. The Company recorded a loss on extinguishment of debt of $10,169 and a debt discount of $19,831. The Company is amortizing the debt discount over the life of the loan payable. The Company has recorded $9,916 of interest expense related to the amortization of the debt discount for the six months ended June 30, 2013. At June 30, 2013 there remains an unamortized discount of $9,915. In addition 25,000 warrants were issued.

The fair value of these 25,000 warrants issued in conjunction with this debt amounted to $9,840 using the assumptions discussed in the table below. This resulted in a relative fair value of $9,148 which was recorded as an additional debt discount and a corresponding increase in paid –up capital. The discount is amortized over the life of the associated loan payable. Interest expense of $4,574 was recorded from amortization of the debt discount, resulting in an unamortized discount of $4,574 at June 30, 2013.

Expected volatility	399.77%
Exercise price	$0.01
Stock price	$0.40
Expected life	2 years
Risk-free interest rate	0.27%
Dividend yield	$ Nil

On January 21, 2013, the Company entered in a loan agreement for $78,400 CDN. At June 30, 2013, the value was $74,480 US. The loan matured on July 20, 2013 and bears interest at 2% per month, payable monthly, unpaid amounts bear interest at 2.5% per month. The loan is secured by the Company’s assets for approximately $94,000. Interest of $10,908 has been recorded and paid through the issuance of 36,360 shares of common stock.

The Company recorded $16,121 and $33,021 of interest expense related to the debt discount during the three and six months ended June 30, 2013. The corresponding debt discount during the three and six months ended June 30, 2012 was $16,807 and $28,979. During the six months ended June 30, 2013 and 2012 total interest expense was $44,230 and $37,633 respectively, and the total interest paid was $24,367 and $37,477 respectively. At June 30, 2013 the unamortized debt discount was $27,491 compared to $31,533 as of December 31, 2012.

NOTE 8 – NOTE PAYABLE – RELATED PARTY

During the six months ended June 30, 2013, the Company made principal payments of $93,130 on its note payable to NTI related to the 2011 acquisition of the license rights for coating products in Europe. The note matures on November 29, 2013, does not bear interest, and no payments are required prior to maturity. The balance of the note is $707,351 and $800,481 at June 30, 2013 and December 31, 2012, respectively.

NOTE 9 –CONVERTIBLE DEBENTURES

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

The Company analyzed the financial instruments, (the convertible debenture, share purchase and warrants) in accordance with FASB ASC 815, Fair Value Measurements and Disclosures. The embedded conversion features in the convertible debentures and attached warrants should be accounted for as a derivative liability. The warrants contain full ratchet reset features (subject to adjustment for dilutive share issuances) and should be valued as a derivative liability.

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability of $558,248 as of April 29, 2011 and of $46,721 at February 21, 2012 for each issuance. The Company recorded the change in the fair value of the derivative liability as a gain of $77,787 as of December 31, 2011, to reflect the value of the derivative liability as $480,461. The Company recorded another gain of $360,461 to reflect the value of the derivative liability as $166,721 as of December 31, 2012. To reflect the change in fair value for the six month period ended June 30, 2013 the company recorded a gain of $35,905.

The Company recorded a corresponding discount of $46,721 and $558,248 against the carrying value of the convertible debentures during the years ended December 31, 2012 and 2011, respectively. The discounts are amortized using the effective interest method over the three year term of the debt. Amortization of the debt discount was $106,533 and $85,339 for the six months ended June 30, 2013 and 2012, respectively, leaving a remaining discount of $218,603 at June 30, 2013.

Interest of $65,482 has been recorded as of June 30, 2013. During 2013, $11,949 in interest has been paid through the issuance of 29,875 shares of common stock issued to the February 21 Debenture holders. The Debenture holders participating in the April 29, 2011 offering received 390,692 common shares on April 29, 2013 for payment of $128,928 in interest. The balance of the debentures at June 30, 2013 and December 31, 2012, net of the unamortized discount, was $1,101,897 and $995,364, respectively.

NOTE 10– STOCKHOLDERS’ DEFICIT

On February 22, 2012, the Company entered an agreement with a shareholder whereby a loan premium of 10,000 shares would be issued to the shareholder. Although the shares had not been issued the Company has recorded a reduction of the loan and an increase in stock payable of $15,000. The fair value of the stock was determined using the stock price on the date of grant.

During the six months ended June 30, 2013, the Company issued 129,000 shares to shareholder creditors and a consultant as payment for services with a fair value of $50,500, 420,567 shares to convertible debenture holders as payment of interest for the year of $140,878, 100,000 to the Senior Secured Debenture Holder for payment of interest of $38,000, 36,360 shares to a shareholder- creditor for accrued interest of $10,908, and 1,325,000 shares to a shareholder-creditor and a related party for payment of $397,500 against accounts payable and accrued liabilities related parties and recognized a loss on settlement in the amount of $101,500.

In addition, during the six months ended June 30, 2013, a warrant holder exercised 70,000 warrants for 69,788 shares on a cashless basis with a reduction in additional paid in capital of $70.

During the six months ended June 30 2013, the Company issued 1,650,000 warrants to shareholders for consulting services at a fair value of $604,332 (recorded as stock-based compensation), and 450,000 warrants to a related party landlord as payment for rent with a fair value of $202,095 (recorded as an adjustment to accounts payable of $93,750, prepaid expense of $22,500 and stock based compensation of $85,845), 933,000 warrants to a shareholder to pay a shareholder loan with a fair value of $307,144 (recorded as an adjustment to loans payable-shareholders of $125,022 and loss on extinguishment of debt of $182,122), 110,000 warrants in connection with a loan from a third party with a relative fair value of $23,705 (recorded as debt discount), and 25,000 warrants in connection with a loan from a shareholder with a relative fair value of $9,148 (recorded as debt discount), all with a corresponding increase in additional paid-in capital using the Black-Scholes method according to the following assumptions:

Expected volatility	118.89%-128.26%
Exercise price	$0.001 - $1.00
Stock price	$0.27-$0.45
Expected life	2 -5 years
Risk-free interest rate	0.27%-1.01%
Dividend yield	$ Nil

On June 28, 2013, the Company extended the expiration date of common stock purchase warrants described below to February 28, 2018. This extension of the expiration date will apply to the following warrants: (i) the 533,336 Series A warrants issued to a third party pursuant to a securities purchase agreement entered into on August 16, 2010; (ii) the 687,500 stock purchase issued to a consultant on July 14, 2010; and (iii) the 50,000 stock purchase warrants issued pursuant to a loan agreement on November 29, 2012. The Company also agreed to reduce the exercise price of the 533,336 Series A warrants from $1.25 per share to $0.39 per share.

The modification of the maturity and exercise price of the above warrants resulted in a fair value of $241,697 which was recorded as a loss on modification with a corresponding increase in additional paid-in capital using the Black-Scholes method according to the following assumptions:

Expected volatility	128.26% - 152.79%
Exercise price	$0.39-$0.50
Stock price	$0.39
Expected life	0.67 - 4.67 years
Risk-free interest rate	0.15% - 0.41%
Dividend yield	$ Nil

Warrants

A summary of the activity in the Company's warrants during the six months ended June 30, 2013 is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable, at December 31, 2012	2,318,928	$0.29
Issued January 1, 2013	25,000	$0.01
Issued March 1, 2013	450,000	$0.001
Issued March 14, 2013	420,000	$0.001
Issued March 25, 2013	110,000	$1.00
Issued April 5, 2013	480,000	$0.001
Issued May 30, 2013	1,683,000	$0.001
Exercised	(70,000)	$0.001
Outstanding and exercisable, at June 30, 2013	5,416,928	$0.11

In addition to the regular warrants detailed in the table above, there are issued and outstanding 533,336 Series A warrants with an exercise price of $0.39 per share and 133,336 Series B warrants with an exercise price of $1.50 per share mentioned above.

The intrinsic value of warrants outstanding at June 30, 2013 was $1,587,051.

Contingent Option Issuance

On July 20, 2012, the Company’s board of directors approved the issuance of 300,000 stock purchase options, exercise price of $0.001 per share and five-year life, from date of issuance, to the Company’s President, Joseph Kristul, contingent on his successful negotiation of a major sales contract. The major sales contract agreement has not yet been reached by the Company.

NOTE 11– RELATED PARTY TRANSACTIONS

Fees charged by Shareholder
During the six months ended June 30, 2013 and 2012, the Company was charged $262,000 and $169,000 by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The amounts are included in accounts payable and accrued liabilities related parties.

Shared Administrative Costs
The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. During 2013 and 2012, the allocation of such shared costs between the Company and NTI was 80% and 20%, respectively.

NOTE 12– SUBSEQUENT EVENTS

Subsequent to quarter ended June 30, 2013, the Company has issued the following shares and warrants:

-	200,000 shares to a shareholder –creditor for payment of accounts payable and accrued liabilities related parties totalling $78,000.

-	100,000 warrants to a consultant with an exercise price of $0.39 per share and a five-year term for consulting services for a fair value of $33,290.

-	100,000 warrants to a consultant with an exercise price of $0.001 per share and a five-year term for consulting services for a fair value of $38,920.

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

The following information should be read in conjunction with the unaudited financial statements for the period ended June 30, 2013 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT,” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the period ended June 30, 2013.

Overview

Company Background

HCTs principal office is located in Daly City, California, U.S.A. As of June 30, 2013, HCT had 2employees.

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

Results of Operations

HCT is a developmental stage company and as such does not yet have meaningful revenues. Management is in ongoing discussions with prospective clients. However, subject to the availability of funds, the Company expects to significantly increase operating expenses including selling general and administrative expenses as the Company commences its efforts to commercialize its products. For the three and six month period ended June 30, 2013, the Company had sample sales of $5,370 and $8,148, respectively, and associated cost of sales of $2,417 and $3,667, respectively. General and administrative expenses totaled $807,613 and $1,312,001 for the three and six months ended June 30, 2013, respectively, as compared to $414,718 and $1,053,235 for the three and six months ended June 30, 2012, representing a 95% and 25% increase for the three and six months, respectively.

For the six months ended June 30, 2013 : the Company had gross-profit of $4,481 , general and administration expenses totaling $1,312,001, after removing stock –based compensation of $740,677 amounted to $571,324, with only non-cash charges related to the amortization of intangible asset of $109,243, amortization of debt discounts of $162,208 (included in interest expense of $429,367) loss on extinguishment of debt of $293,791, warrant modification expense of $241,697 and a gain in the fair value of the derivative liability of $35,905 all leading to a net loss of $2,345,713.

Included in general administrative expenses for the six months ended June 30 are the following:

	Six months ended June 30,
	2013	2012	% change

Professional Fees	$363,051	$252,688	44%
Payroll	77,995	228,382	(66%	)
Stock-based compensation (non-cash)	740,677	396,377	87%
Rent and general office costs	64,477	107,848	(40%	)
Travel and trade shows	65,801	67,940	(3%	)

Total	$1,312,001	$1,053,235	25%

Liquidity and Capital Resources

The Company had no cash and equivalents as of June 30, 2013. For the six months ended June 30, 2013, the Company received $449,836 proceeds from shareholder loans and repaid $266,274. The Company received another $210,000 in other loans. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so.

The Company's absence of significant revenues, recurring losses from operations, and its need for significant additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern.

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

Development Stage Company

During the period ended June 30, 2013, the Company complied with ASC 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibits
Number
3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29, 2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29, 2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29, 2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29, 2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29, 2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29, 2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010(8)
10.11	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated October 18, 2011 (9)
10.12	Convertible Debenture Agreement Dated February 21, 2012(10)
10.13	Third Amendment of Licensing Agreement entered into 12th day of July 2010(11)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3 Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010
(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14, 2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3, 2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6, 2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7, 2011
(9) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on October 18, 2011
(10) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 21, 2012
(11) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on June 28, 2013

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2013	Hybrid Coating Technologies Inc.

	BY:	/s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)