Form 10-Q/A
period 2013-06-30
HYBRID Coating Technologies Inc.
filed 2013-08-20
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 20, 2013 (the “Form 10-Q”), is to furnish interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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

Date: August 20, 2013	Hybrid Coating Technologies Inc.

	BY:	/s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)