Form 10-Q
period 2013-09-30
HYBRID Coating Technologies Inc.
filed 2013-11-19
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

9,084,283 shares of the issuer’s common shares, par value $0.001 per share, were issued and outstanding as of November 12, 2013.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as of September 30, 2013 and the related unaudited consolidated statements of operations, and cash flows for the three and nine months ended September 30, 2013 and the period from July 8, 2010 (inception) to September 30, 2013 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

Hybrid Coating Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Prepaid rent-related party	$11,250	$-
	11,250	-

Intangible asset, net of accumulated amortization	481,330	626,963

TOTAL ASSETS	$492,580	$626,963
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$3,810	$22,104
Accounts payable and accrued liabilities	496,189	435,245
Accounts payable and accrued liabilities-related parties	439,987	554,633
Stock payable	15,000	15,000
Senior Secured Convertible Debentures	200,000	200,000
Loans payable net of unamortized discount of $11,430 and $14,638, respectively	966,070	694,362
Loans payable -shareholders net of unamortized discount of $11,710 and $25,195, respectively	1,212,768	1,062,521
Note payable – related party	703,351	800,481
Total current liabilities	4,037,175	3,784,346
Convertible Debentures, net of unamortized discount of $160,313 and $325, 136, respectively	1,160,187	995,364
Derivative liability	119,279	166,721
Total liabilities	5,316,641	4,946,431
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 8,884,283 shares and 6,503,568 shares issued and outstanding, respectively	8,884	6,504
Additional paid-in capital	9,311,006	6,651,428
Deficit accumulated during development stage	(14,143,951)	(10,977,400)
Total stockholders’ deficit	(4,824,061)	(4,319,468)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$492,580	$626,963

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012
And the Period from July 8, 2010 (Inception) through September 30, 2013
(Unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012	July 8, 2010 (inception) through September 30, 2013

Revenues	$48,483	$4,322	$56,631	$13,705	$128,143
Cost of sales	22,312	2,200	25,979	4,300	57,679

Gross margin	26,171	2,122	30,652	9,405	70,464
Operating expenses
General and administrative	591,851	437,394	1,903,852	1,490,629	9,406,332
Impairment of intangible asset	-	-	-	-	631,917
Amortization of intangible asset	36,390	54,660	145,633	163,980	636,753
Total operating expenses	628,241	492,054	2,049,485	1,654,609	10,675,002

Loss from operations	(602,070)	(489,932)	(2,018,833)	(1,645,204)	(10,604,538)

Other income (expenses):
Warrants modification expense	-	-	(241,697)	-	(241,697)
Loss on extinguishment of debt	(22,000)	-	(315,791)	-	(418,258)
Change in fair value of derivative liability	11,537	51,656	47,442	394,850	485,690
Interest expense	(208,304)	(124,184)	(637,672)	(489,245)	(3,365,148)
Net loss	$(820,837)	$(562,460)	$(3,166,551)	$(1,739,599)	$(14,143,951)

Basic and diluted net loss per share	$(0.09)	(0.09)	$(0.41)	$(0.28)

Basic and diluted weighted average shares	8,786,457	6,492,318	7,785,062	6,231,458

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
And the Period from July 8, 2010 (inception) through September 30, 2013
(Unaudited)

	Nine months	Nine months	July 8, 2010
	ended	ended	(inception)
	September	September	through September
	30,2013	30,2012	30,2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,166,551)	$(1,739,599)	$(14,143,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,062,703	408,753	5,574,254
Warrant modification expense	241,697		241,697
Impairment of samples and supplies	-	-	10,136
Interest paid through issuance of shares	8,828	213,100	221,928
Amortization of intangible asset	145,633	163,980	636,753
Interest expense from revaluation of SSCD warrants	-	-	1,180,886
Interest expense on beneficial conversion feature related to SSCD warrants	-	-	126,607
Interest imputed from notes payable -related party	101,776	-	271,228
Loss on extinguishment of debt	315,791	-	418,258
Loss on impairment of intangible assets	-	-	631,917
Change in fair value of derivative liability	(47,442)	(394,850)	(485,690)
Incentive and interest paid on prepayment of debt	-	-	25,833
Amortization of debt discounts	240,538	197,310	955,044
Foreign currency	(1,572)	-	-
Change in operating assets and liabilities
Samples and supplies	-	37,836	(10,136)
Accounts payable and accrued liabilities	220,507	304,503	669,919
Accounts payable and accrued liabilities related parties	476,604	229,445	1,031,237
Net cash used in operating activities	(401,488)	(579,522)	(2,644,080)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of intangible asset	-	-	150,000
Net cash provided in investing activities	-	-	150,000

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft borrowing (repayment)	-	(36,606)	22,104
Proceeds from issuance of Convertible Debentures	-	119,500	970,500
Proceeds from Senior Secured Convertible Debentures	-	-	400,000
Proceeds from exercise of warrants	-	-	25,000
Proceeds from loans payable-shareholders	562,648	547,094	2,294,544
Repayments from loans payable-shareholders	(335,630)	(253,716)	(1,099,822)
Proceeds from loans payable	260,000	411,500	1,018,375
Repayments of note payable - related party	(85,530)	(208,250)	(1,135,049)
Net cash provided by financing activities	401,488	579,522	2,495,652

INCREASE (DECREASE) IN CASH	-	-	-

CASH, BEGINNING	-	-	-
CASH, ENDING	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
And the Period from July 8, 2010 (inception) through September 30, 2013
(Unaudited)

	Nine months	Nine months	July 8, 2010
	ended	ended	(inception)
	September 30,	September 30,	through September
	2013	2012	30, 2013
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$85,725	$-	$175,105
Income taxes	$-	$-	$-

Non cash financing transactions:
Reclassification of bank overdrafts to payables	$16,266	-	16,266
Acquisition of intangible asset through issuance of note payable	$-	$-	$1,900,000
Discount arising from warrants attached to issuance of SSCD	$-	$-	$273,393
Discount arising from loans payable -shareholders	$9,148	$-	$101,223
Transfer of loans and SSCD to Convertible Debentures	$-	$-	$310,000
Reclassification of accrued interest to SSCD	$-	$-	$14,167
Shares issued for premium on shareholder loans	$-	$28,000	$64,000
Discount arising from loans payable - shareholders	$-	$-	$16,868
Discount arising from loans payable	$23,705	$-	$23,705
Fair value of derivative convertible debenture	$-	$46,721	$604,969
Cashless exercise of warrants	$70	$-	$275
Reclassification of note payable to accounts payable	$11,600	$-	$11,600
Warrants issued to pay shareholder loan	$125,022	$-	$125,022
Warrants issued for settlement of rent liability and prepaid rent	$116,250	$-	$116,250
Common stock issued and payable for interest accrual	$180,957	$-	$180,957
Common stock issued for settlement of accounts payable – related party	$497,500	$-	$497,500

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2013
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

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc. included in Form 10-K filed on April 16, 2013, with the Securities and Exchange Commission, are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

Going Concern

The Company remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $14,144,000 since inception, and has a working capital deficit of approximately $4,026,000 as of September 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Earnings (Loss) per Share - Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive. For nine months ended September 30, 2013 and 2012, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Nine Months Ended
	September 30 ,
	2013	2012
Convertible debt	3,434,844	5,345,623
Stock warrants	6,106,928	2,198,928
	9,541,772	7,544,551

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

Following is a summary of the licenses acquired to date from NTI:

						Carrying
					Carrying Value	Value at
	License Rights		Term (date) of	Original	at September	December 31,
	Overview	Licensed Region	License	Cost	30, 2013	2012
A	Coating Products	North America	June 12, 2010- 6 years	$500,000	nil	$36,463
B	Coating Products	Russian Territory	March 17, 2011- 10 years	$150,000	$35,600	$39,200
C	Coating Products	European Continent	July 7, 2011- 5 years	$1,250,000	$445,730	$551,300

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

Intangible activity is as follows for the nine months ended September 30, 2013:

Intangible asset, net as of December 31, 2012	$626,963
Purchases	-
Sale	-
Impairment	-
Less: current amortization	(145,633)
Total intangible asset, net as of September 30, 2013	$481,330

The balance of intangible assets, net is as follows:

	September 30,	December 31,
	2013	2012
Intangible asset, beginning of period	$1,118,083	$1,118,083

Less: accumulated amortization	(636,753)	(491,120)
Total intangible asset, net	$481,330	$626,963

During the nine months ended September 30, 2013 and 2012 amortization expense was $145,633 and $163,980, respectively.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013:

	Quoted Prices	Significant		Total
	in Active	Other	Significant	Carrying
	Markets for	Observable	Unobservable	Value as of
	Identical Assets	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Derivative liabilities – Senior secured convertible debenture	$-	$-	$119,279	$119,279

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Nine Months Ended
	September 30,
	2013	2012
Beginning balance	$166,721	$480,461
Total (gains) and losses	(47,442)	(394,850)
Settlements	-	-
Additions	-	46,721
Transfers	-	-
Ending balance	$119,279	$132,332

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2013 and 2012	$47,442	$394,850

NOTE 5 – SENIOR SECURED CONVERTIBLE DEBENTURES

On August 16, 2010, the Company entered into a securities purchase agreement with a third party for the subscription of senior secured convertible debentures (“SSCD”) for an amount of $400,000. The debentures had a maturity date of August 16, 2012 with a coupon of 10% and convert at the option of the holder into shares of common stock of the Company at a price of $0.75 per share. The notes are secured by all assets of the Company. The subscriber also received 533,336 Series A warrants with a maturity of 1 year and an exercise price of $1.25 per share and 133,360 Series B warrants with a term of 3 years and an exercise price of $1.50 per share. The Company amended the terms of the Series A warrants during the nine months ended September 30, 2013. See Note 10. The debentures and Series A warrants carry registration rights whereby upon the consummation of the reverse merger with Nanotech, the shares underlying the debentures and Series A warrants will be registered as soon as is practicable. All prices and warrants issued have been adjusted for the post-acquisition of Nanotech by HCT.

The Company is in default of payment of the debentures which matured on August 16, 2012. No notices have been received from the debenture holder.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

NOTE 6 – LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. This $7,500 premium has been amortized and on April 29, 2011, the lender converted $55,000 of this debt to convertible debentures. The balance at September 30, 2013 and at December 31, 2012 and 2011 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holders with respect to the defaults.

During the nine months ended September 30, 2013, the Company issued a $100,000 loan with a three-month maturity, maturing on August 23, 2013, bearing interest at 16% per annum, payable monthly, with an additional $5,000 premium payable at maturity, a $110,000 loan with a one-year maturity, maturing on March 25, 2014, bearing interest at 16% per annum, payable monthly with an additional 110,000 warrants attached to the loan, a loan was issued for $8,500 maturing in July 2013 bearing interest of 15% per annum and a $50,000 loan bearing interest at 15% per annum.

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

In 2012 the Company entered into various loans agreements totaling $681,500 at interest rates ranging from 15%-25%. Several loans totaling $709,000 are in default. The creditors have not demanded payment of these loans.

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

The Company recorded $4,259 and $26,913 of interest expense related to the debt discount during the three and nine months ended September 30, 2013. There was no corresponding debt discount during the three and six months ended September 30, 2012. During the nine months ended September 30, 2013 and 2012 total interest expense was $110,802 and $31,200 respectively, and the total interest paid was $55,173 and $11,169 respectively. At September 30, 2013 the unamortized debt discount was $11,430 compared to $14,638 as of December 31, 2012.

NOTE 7 – LOANS PAYABLE –SHAREHOLDERS

During the years ended December 31, 2012 and 2011, the Company entered into various loan agreements and arrangements for loans with certain shareholders totaling $894,000 and $765,296, respectively, all having different maturity dates from 2011 to 2013. Several of these loans totaling $896,382 are in default. The shareholders have not demanded payment of these loans.

During the nine months ended September 30, 2013, the Company received $592,648 in shareholder loans and repaid $335,630. In addition the Company repaid an additional $125,022 through the issuance of 933,000 warrants. The fair value of the warrants was $307,144. The Company recorded a loss on settlement of debt in the amount of $182,122 and an increase in paid-in capital of $307,144.

The fair-value of these 933,000 warrants was determined using the assumptions in the table below:

Expected volatility		128.26%
Exercise price		$0.001
Stock price		$0.33
Expected life		5 years
Risk-free interest rate		1.01%
Dividend yield	$	Nil

On January 1, 2013, the Company entered into a new loan agreement with a shareholder with a maturity of December 31, 2013. The new loan agreement for $130,000 cancelled the previous loan agreement for $100,000 that had expired. The Company recorded a loss on extinguishment of debt of $10,169 and a debt discount of $19,831. The Company is amortizing the debt discount over the life of the loan payable. The Company has recorded $14,874 of interest expense related to the amortization of the debt discount for the nine months ended September 30, 2013. At September 30, 2013 there remains an unamortized discount of $4,957. In addition 25,000 warrants were issued.

The fair value of these 25,000 warrants issued in conjunction with this debt amounted to $9,840 using the assumptions discussed in the table below. This resulted in a relative fair value of $9,148 which was recorded as an additional debt discount and a corresponding increase in paid –up capital. The discount is amortized over the life of the associated loan payable. Interest expense of $6,861 was recorded from amortization of the debt discount, resulting in an unamortized discount of $2,287 at September 30, 2013.

Expected volatility		399.77%
Exercise price		$0.01
Stock price		$0.40
Expected life		2 years
Risk-free interest rate		0.27%
Dividend yield	$	Nil

On January 21, 2013, the Company entered in a loan agreement for $78,400 CDN. At September 30, 2013, the value was $76,032 US. The loan matured on July 20, 2013 and bears interest at 2% per month, payable monthly, unpaid amounts bear interest at 2.5% per month. The loan is secured by the Company’s assets for approximately $94,000. Interest of $10,908 has been recorded and paid through the issuance of 36,360 shares of common stock. The loan is in default and no notice of demand for repayment has been given to the Company.

The Company recorded $15,781 and $48,802 of interest expense related to the debt discount during the three and nine months ended September 30, 2013. The corresponding debt discount during the three and nine months ended September 30, 2012 was $12,193 and $42,929. During the nine months ended September 30, 2013 and 2012 total interest expense was $61,818 and $59,941 respectively, and the total interest paid was $30,492 and $42,740 respectively. At September 30, 2013 the unamortized debt discount was $11,710 compared to $31,533 as of December 31, 2012.

NOTE 8 – NOTE PAYABLE – RELATED PARTY

During the nine months ended September 30, 2013, the Company made principal payments of $97,130 on its note payable to NTI related to the 2011 acquisition of the license rights for coating products in Europe. The note matures on November 29, 2013, does not bear interest, and no payments are required prior to maturity. The balance of the note is $703,351 and $800,481 at September 30, 2013 and December 31, 2012, respectively.

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability of $558,248 as of April 29, 2011 and of $46,721 at February 21, 2012 for each issuance. The Company recorded the change in the fair value of the derivative liability as a gain of $77,787 as of December 31, 2011, to reflect the value of the derivative liability as $480,461. The Company recorded another gain of $360,461 to reflect the value of the derivative liability as $166,721 as of December 31, 2012. To reflect the change in fair value for the nine-month period ended September 30, 2013 the Company recorded a gain of $47,442.

The Company recorded a corresponding discount of $46,721 and $558,248 against the carrying value of the convertible debentures during the years ended December 31, 2012 and 2011, respectively. The discounts are amortized using the effective interest method over the three year term of the debt. Amortization of the debt discount was $164,823 and $132,815 for the nine months ended September 30, 2013 and 2012, respectively, leaving a remaining discount of $160,313 at September 30, 2013.

Interest of $98,766 has been recorded as of September 30, 2013. During 2013, $11,949 in interest has been paid through the issuance of 29,875 shares of common stock issued to the February 21 Debenture holders. The Debenture holders participating in the April 29, 2011 offering received 390,692 common shares on April 29, 2013 for payment of $128,928 in interest. The balance of the debentures at September 30, 2013 and December 31, 2012, net of the unamortized discount, was $1,160,187 and $995,364, respectively.

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

During the nine months ended September 30, 2013, the Company issued 129,000 shares to shareholder creditors and a consultant as payment for services with a fair value of $50,500, 420,567 shares to convertible debenture holders as payment of interest for the year of $140,878, 100,000 to the Senior Secured Debenture Holder for payment of interest of $38,000, 36,360 shares to a shareholder- creditor for accrued interest of $10,908, and 1,625,000 shares to a shareholder-creditor and a related party for payment of $594,000 against accounts payable and accrued liabilities related parties and recognized a loss on settlement in the amount of $101,500.

In addition, during the nine months ended September 30, 2013, a warrant holder exercised 70,000 warrants for 69,788 shares on a cashless basis with a reduction in additional paid in capital of $70.

During the nine months ended September 30 2013, the Company issued 1,650,000 warrants to shareholders for consulting services at a fair value of $604,332 (recorded as stock-based compensation), and 450,000 warrants to a related party landlord as payment for rent with a fair value of $202,095 (recorded as an adjustment to accounts payable of $93,750, prepaid expense of $22,500 and stock based compensation of $85,845), 933,000 warrants to a shareholder to pay a shareholder loan with a fair value of $334,222 (recorded as an adjustment to loans payable-shareholders of $130,100 and loss on extinguishment of debt of $204,222), 110,000 warrants in connection with a loan from a third party with a relative fair value of $23,705 (recorded as debt discount), and 25,000 warrants in connection with a loan from a shareholder with a relative fair value of $9,148 (recorded as debt discount), all with a corresponding increase in additional paid-in capital using the Black-Scholes method according to the following assumptions:

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

During the quarter ended September 30, 2013, the Company issued 830,000 warrants for services, which was recorded as option related compensation of $310,776 with a corresponding increase in additional paid-in capital using the Black-Scholes method according to the following assumptions:

Expected volatility		118.56% - 128.26%
Exercise price		$0.001-$0.75
Stock price		$0.39-$0.42
Expected life		5 years
Risk-free interest rate		1.39% -1.54%
Dividend yield	$	Nil

Warrants

A summary of the activity in the Company's warrants during the nine months ended September 30, 2013 is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable, at December 31, 2012	2,318,928	$0.29
Issued January 1, 2013	25,000	$0.01
Issued March 1, 2013	450,000	$0.001
Issued March 14, 2013	420,000	$0.001
Issued March 25, 2013	110,000	$1.00
Issued April 5, 2013	480,000	$0.001
Issued May 30, 2013	1,683,000	$0.001
Issued July 1 ,2013	200,000	$0.20
Issued July 10 ,2013	230,000	$0.65
Issued August 15,2013	400,000	$0.001
Exercised	(70,000)	$0.001
Expired	(140,000)	$1.48
Outstanding and exercisable, at September 30, 2013	6,106,928	$0.12

In addition to the regular warrants detailed in the table above, there are issued and outstanding 533,336 Series A warrants with an exercise price of $0.39 per share and 133,336 Series B warrants with an exercise price of $1.50 per share mentioned above.

The intrinsic value of warrants outstanding at September 30, 2013 was $1,490,696.

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

NOTE 11– RELATED PARTY TRANSACTIONS

Fees charged by Shareholder

During the nine months ended September 30, 2013 and 2012, the Company was charged $398,000 and $223,000, respectively, by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The amounts are included in accounts payable and accrued liabilities related parties.

Shared Administrative Costs

The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. During 2013 and 2012, the allocation of such shared costs between the Company and NTI was 80% and 20%, respectively.

NOTE 12– SUBSEQUENT EVENTS

Subsequent to quarter ended September 30, 2013, the Company has issued 200,000 shares to consultants for services at a fair value of $60,000. The fair value of the stock was based on the market price on the date of grant.

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

The following information should be read in conjunction with the unaudited financial statements for the period ended September 30, 2013 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT,” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the period ended September 30, 2013.

Overview

Company Background

HCTs principal office is located in Daly City, California, U.S.A. As of September 30, 2013, HCT had 2employees.

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

HCT is currently at the commencement of the commercialization phase of its business model. HCT plans on significantly expanding its sales and client base by promoting the NTI Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships. The Company expects to have significant sales in 2014.

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

For the three and nine-month periods ended September 30, 2013, the Company had sample sales of $48,483 and $56,631, respectively, and associated cost of sales of $22,312 and $25,979, respectively. General and administrative expenses totaled $591,851 and $1,903,852 for the three and nine months ended September 30, 2013, respectively, as compared to $437,394 and $1,490,629 for the three and nine months ended September 30, 2012, representing a 35% and 28% increase for the three and nine months, respectively.

For the nine months ended September 30, 2013: the Company had gross profit of $30,652, general and administration expenses totaling $1,903,852, after removing stock –based compensation of 1,051,450 amounted to $852,402, with only non-cash charges related to the amortization of intangible asset of $145,633, amortization of debt discounts of $240,538 (included in interest expense of $637,672) loss on extinguishment of debt of $315,791, and a gain in the fair value of the derivative liability of $47,442 all leading to a net loss of $3,166,551.

Included in general administrative expenses are the following:

	Nine months ended September 30,
	2013	2012	% change

Professional Fees	$523,798	$471,196	11%
Payroll	123,346	334,230	(63%	)
Stock-based compensation (non-cash)	1,051,453	408,753	157%
Rent and general office costs	93,930	147,882	(36%	)
Travel and trade shows	111,325	128,568	(13%	)
Total	$1,903,852	$1,490,629	28%

Liquidity and Capital Resources

The Company had no cash and equivalents as of September 30, 2013. For the nine months ended September 30, 2013, the Company received proceeds of $562,648 from shareholder loans and repaid $335,630. The Company received another $260,000 in other loans and repaid $85,530 note payable – related party. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so.

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

Development Stage Company

During the period ended September 30, 2013, the Company complied with ASC 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

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

Date: November 19, 2013	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)