Form 10-K/A
period 2012-12-31
HYBRID Coating Technologies Inc.
filed 2013-12-09
CIK 1445235

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to HYBRID Coating Technologies Inc.’s Form 10-K for the period ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is to make the following two changes:

(1)	to amend the wording in Item 9A( T) on page 26 adding a conclusion on the effectiveness of our disclosure controls and procedures in accordance with Item 307 of Regulation S-K. as follows:

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

(2)	to amend the Section 306 certification in Exhibit 31.1

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

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

Date: December 9, 2013		HYBRID COATING TECHNOLOGIES INC
(Registrant)

	By:	/s/ Joseph Kristul
Name: Joseph Kristul
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kristul		December 9, 2013
Joseph Kristul	President and Chief Executive Officer,
(Principal executive officer principal financial and accounting officer)

/s/ Alex Trossman		December 9, 2013
Alex Trossman	Director