Form 10-K/A
period 2012-12-31
HYBRID Coating Technologies Inc.
filed 2013-12-09
CIK 1445235

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-K/A for the period ended December 31, 2012, filed with the Securities and Exchange Commission on April 17, 2013 (the “Form 10-K/A”), is to make the following two changes:

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

No other changes have been made to the Form 10-K/A. This Amendment No. 1 to the Form 10-K/A speaks as of the original filing date of the Form 10-K/A, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K/A.

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