Form 10-Q/A
period 2013-03-31
HYBRID Coating Technologies Inc.
filed 2013-12-09
CIK 1445235

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

Explanatory Note

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013 (the “Form 10-Q”), is to amend the Section 306 certification in Exhibit 31.1.

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

Date: December 9, 2013	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)