Form 10-Q/A
period 2013-09-30
HYBRID Coating Technologies Inc.
filed 2013-12-09
CIK 1445235

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

Explanatory Note

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013 (the “Form 10-Q”), is to amend the Section 306 certification in Exhibit 31.1.

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