Form 10-K
period 2013-12-31
HYBRID Coating Technologies Inc.
filed 2014-05-02
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED December 31, 2013

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

Yes [   ]      No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,041,146 based on the closing price of $0.39 for the common stock on June 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares outstanding of the registrant's class of common stock, as of April 30, 2014 was 14,356,528.

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

PART I

ITEM 1. DESCRIPTION OF OUR BUSINESS

Our Business

On August 30, 2010, Hybrid Coating Technologies Inc. (the “Company”) consummated an August 16, 2010 Stock Purchase Agreement (the “Stock Purchase Agreement”) with Nanotech Industries International Inc., (“Nanotech”) a Nevada corporation located in Daly City, California. A previous January 31, 2010 agreement with Nanotech Industries Inc. (“NTI”), a related party of Nanotech, was terminated on August 16, 2010 prior to its effectiveness.

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

Upon completion of all required regulatory filings, the Company appointed the senior management of Nanotech to the board of the Company.

As a result of the Nanotech Acquisition, Nanotech is now a wholly owned subsidiary of the Company. The Company intends to pursue the business of its Nanotech subsidiary and assume and execute Nanotech's business plan as its sole business. (See “Incorporation and Business of Nanotech” below).

The products manufactured and sold by the Company (“Nanotech Products”) comprise both:

(1)	coatings and raw binder ingredients comprised of Green Polyurethane™ Monolithic Floor Coating and Green Polyurethane™ Binder and hereinafter referred to as “Coating Products”.

(2)	sealants and adhesives comprised of Green Polyurethane™ and hereinafter referred to as “Sealant Products”.

The Company was granted the right to manufacture and sell the Nanotech Products pursuant to an agreement (“Licensing Agreement”) entered into between the Company and Nanotech Industries Inc. (“NTI”), the holder of the proprietary rights to the license and intellectual property required for the manufacturing of the Nanotech Products. The Nanotech Products will target the coatings, adhesives, sealants and elastomers (“C.A.S.E.”) market in North America, Europe and Russian Territory ( including the Russian Federation, Belorussia, Kazakhstan Republic) with an option to sell in Asia and the rest of the world pursuant to the terms of the Licensing Agreement.

NTI and the Company are related parties by virtue of common ownership and control. NTI is privately-held.

“The Company” and “the Registrant”, as referred to herein, includes Hybrid Coating Technologies Inc. and/or its wholly owned subsidiary, Nanotech.

Incorporation and Business of Nanotech

The Company was incorporated under the laws of the State of Nevada on July 8, 2010. On July 12, 2010, the Company entered into the Licensing Agreement (“Initial Licensing Agreement”) for the manufacturing and sale of the Coating Products, an alternative, non-isocyanate polyurethane, including coatings and raw binder ingredients comprised of Green Polyurethane™ Monolithic Floor Coating and Green Polyurethane™ Binder. The Nanotech Coating Products will be sold to the coatings andadhesives market in North America, with options to sell to Europe, South America, Asia and the rest of the world.

Initial Licensing Agreement Note 1

The terms of the Initial Licensing Agreement are as follows:

(i)

The Company was granted, effective June 12, 2010, manufacturing and sale rights (“North American Licensing Rights”) for the Coating Products on an exclusive basis for a 36-month period (“Exclusivity Period”) for the territory of North America. In consideration for the North America Licensing Rights, Nanotech paid NTI (“Licensor”) a one-time licensing fee of $500,000 and a royalty of 5% of future gross Coating Products sales.

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

Note 1: The Initial Licensing Agreement was originally filed in a Current Report on Form 8-K on August 30, 2010 and the amended version (as described above) was refiled in a Current Report on Form 8-K on October 18, 2011. In the original filing the Licensing Rights included not only the Coating Products but Sealant Products as well. Also, for the “Asia” option the territory was for Asia only and later changed to Asia and the rest of the world.

Subsequent Licensing Agreements and Amendments

(i)

On March 17, 2011, the Company and NTI amended the agreement to now include the territory of the Customs Union of Belorussia, Kazakhstan Republic and Russian Federation (the “Russian Territory”), on an exclusive basis for a period of ten years from the date of the signing of this amendment. In exchange for the right to manufacture and sell in the Russian Territory, the Company shall pay to the Licensor an ongoing royalty of 7.5% of gross Coating Products sales in the Russian Territory, and a one-time royalty fee of $150,000 (paid as of December 31, 2011).

(ii)

On July 7, 2011, a second amendment was made to the agreement granting the Company an option (the “Option”) for a period of six months from the signing of this amendment to manufacture and sell Coating Products in the territory of the European Continent on an exclusive basis for a period of five years from the date the option is exercised, after which time the European Right shall continue perpetually on a non-exclusive basis. In exchange for this Option, the Company shall pay to the Licensor a one-time royalty fee of $1,250,000 payable within 24 months of the exercise of the Option. On November 29, 2011, the Company exercised the Option, the payment for which is being financed by NTI. The Company recorded the royalty fee of $1,250,000 as a related liability in Note Payable-related party.

(iii)

On October 18, 2011, the Company and NTI entered into a second licensing agreement (“Sealant Agreement”) granting the Company an option (“Sealant Option”) to be exercised within six months of the signing of the Sealant Agreement, for the manufacturing and sale of the Sealant Products, for the following :

1.

The Company shall issue to NTI a one-time licensing fee, an aggregate number of shares (“Sealant Shares”) of the Company’s restricted common stock which shall give NTI, immediately upon issuance of such shares, an incremental 15% (fifteen percent) ownership stake in the Company.

2.

The Company shall pay to NTI a royalty of 7.5% of gross revenue from the Sale of the Sealant Products for the duration of this Agreement. The royalty shall be paid on a quarterly basis 65 calendar days after the end of each quarter and shall be based on the gross revenue as stated in the Company’s quarterly statements.

(iv)      On December 6, 2011, the Company notified NTI of its intent to exercise the Sealant Option. To date, the Company has not issued the Sealant Shares and the Sealant Option has expired. The Company intends to renegotiate the Sealant Option once the Company has determined it has commercial viability.

(v)       On June 28, 2013 the Company and NTI entered into a third licensing agreement whereby NTI granted the Company an extension of thirty-six months on the Exclusivity Period (as defined in the Licensing Agreement), which has been extended to July 12, 2016.

(vi)      On December 13, 2013 the Company and NTI entered into a fourth licensing agreement agreeing to modify the definition of Licensor Products to include polyurethane foam for the textile industry in addition to environmentally safe coatings.

(vii)     On March 31, 2014 the Company and NTI entered into a fifth licensing agreement agreeing to modify the definition of Licensor Products to include synthetic leather, sealants and adhesives (“Added Applications”).In consideration for the Added Applications, the Company shall pay the Licensor an amount equal to US $2,000,000 , to be paid within 36 (thirty-six) months of the execution of this Fifth Amendment Agreement. Should the Company not pay the Consideration within the deadline, the Company shall lose all rights to the Added Applications, and the Added Applications shall be removed from the Licensor Product definition.

(viii)    On April 9, 2014 the Company and NTI signed a sixth amendment extending the terms of the note from 24 months to 42 months making it payable by May 29, 2015.

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

Business Model

The Company’s business model is based on a two-tier strategy, which includes direct sales and licensing. The Company’s ultimate goal is to license its proprietary Green Polyurethane™ formulation to national and/or global coatings formulators and then focus on rolling out the commercialization of other Green Polyurethane™ applications such as adhesives and sealants. In order to achieve this, the Company is proving the validity of its products through direct sales and is therefore targeting large distributors and multiple client bases. The Company intends to focus within the Coatings, Adhesives, Sealants and Elastomers (C.A.S.E.) segment specifically for large industrial and commercial coatings applications where Green Polyurethane™ has a natural competitive advantage over other polyurethane ("PU") and epoxy coatings due to its superior chemical resistance and environmentally safe properties with reduced health risks. Some of the target applications for Green Polyurethane™ products include:

  Industrial and commercial buildings;
  Civil applications for tunnels and bridges;
  Private and public garages;
  Chemical and food processing plants;
  Warehouses;
  Monolithic floorings for civil, industrial and military engineering;
  Marine and Aeronautic applications;
  Industrial equipment for dairy and liquid fertilizer processing plants and delivery systems;
  Military facilities and equipment; and
  Protective coatings inside industrial and commercial pipes.

In addition to the above, the Company’s business plan includes plans to:

  Increase the number of contractors and applicators contacted;
  Contact paint formulators and offer Green Polyurethane™ Binder for their proprietary formulations; and
  Establish distribution channels utilizing existing distribution hubs.

Competitive Strengths

The Company believes that its competitive strengths include the following:

Product Advantage. Green Polyurethane™ is the first ever chemical platform based on modified hybrid polyurethane that is produced using pending patented proprietary methods which completely eliminate the use of toxic isocyanates resulting in a substitute for conventional polyurethane. This results in a product that is hundreds of times less toxic than conventional polyurethane and which has superior chemical and mechanical properties.

2 Times Wear Resistance & Excellent Adhesion

  Wear resistance is 25-30 (mgs./1000 cycles) or 2 times better than most premium polyurethane coatings

  Adhesiveness - 10-30% higher (depends on substrate)

High Gloss, Self-Priming - Achieve Any Thickness in One Coat

  Green Polyurethane’s™ 100% solids, specific curing formulation can be applied with only one layer at any thickness in specific environments (some substrates in poor condition may need a primer) compared to conventional polyurethane brands which normally require 2 or 3 layers

  Does not require careful drying of substrates (compared to conventional polyurethane coatings)

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

  Hardens at ambient temperatures

  UV and low temperature curing applications available (36-77 ºF) (2-25 ºC)

Increased Hydrolytic Stability

  Maintains stability against chemical decomposition upon contact with water through an intramolecular hydrogen bond formed during its curing, thereby improving hydrolytic stability well above that of conventional polyurethanes – making it virtually water proof.

Wider Range of Applications

  There are circumstances where traditional polyurethanes cannot be used due to their decomposition toxicity during a fire event (reversion to isocyanate components).

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

Cost Savings. The Company can offer substantial savings to clients in the flooring installation industry due to the unique combination of multiple properties in one coating of Green Polyurethane™ paint. Typically, concrete floors are painted using a primer, base and topcoat, resulting in the need for three different types of coatings for one application, which can be time consuming and costly. By using the Green Polyurethane™ formulation the number of layers can be reduced to only one or two, as Green Polyurethane™ does not require a primer, has excellent stand-alone adhesion and, in most cases, would not require a top coat due to its excellent mechanical properties. In addition, its zero isocyanate, approximate zero volatile organic compound (VOC) safety features, allows it to be applied without the interruption of business due to public exposure, creating an additional 30-60% savings on application costs for customers.

Management Team. The Company’s management team possesses a diverse set of industry skills and operating experience and a record of success in the scientific R&D, nanotechnology, management, marketing, sales and finance industries.

Growth Strategy

The Company’s business growth model includes a two-pronged strategy of direct sales and licensing. The Company’s ultimate goal is to license its’ proprietary formulation to national or global coatings formulators. In order to achieve this it is proving the validity of its products through direct sales.

The Company has developed marketing tools, brochures, one-sheets, and a user-friendly website to market its products directly to contractors and applicators of high end coatings and paint. The Company has also participated in high visibility trade shows to highlight the unique qualities of Green Polyurethane™ including the European Coatings Show (March 2011) and World of Concrete (February 2011 and 2012). From these trade shows, internet and direct marketing campaigns, the Company has attracted hundreds of prospective clients. Flooring applications done for some of these clients in Montreal, San Jose, Bergen County, New Jersey and New York have allowed the Company to prove that its product can live up to the high standards and safety features advertised.

The Company’s marketing and direct coating sales/application efforts have attracted over 50 established regional and global coatings distributors and formulators who are either testing samples of Green Polyurethane™, applying for final pilot samples of the material prior to ordering commercial quantities or negotiating licensing contracts.

The $3.5 billion European Union (EU) polyurethane coatings market (JCT CoatingsTech | November 1, 2007 | Challener, Cynthia) is of particular interest to the Company because of the high demand and the overhaul of the EU’s chemical regulatory system. REACH (Registration, Evaluation & Authorization and Restriction of Chemicals) regulations were drafted in 1998 and finally adopted and put into force in June 2007. A major shift in this system will be placing a greater burden of proof on the industry that chemicals are safe. Substances of very high concern must be authorized under REACH and their use may be subject to restrictions. Isocyanates used in making polyurethane are highly toxic and require expensive worker safety and handling procedures. A general movement towards greener products combined with the REACH regulations has accelerated projected growth in the EU market for less toxic alternatives.

In addition to the above, the Company plans to:

  Increase the number of contractors and applicators contacted;
  Contact paint formulators and offer Green Polyurethane® Binder for their proprietary formulations;
  Establish distribution channels utilizing existing distribution hubs; and
  Sub-license technology in certain geographic areas

The Company intends to work with GBK Gmbh Global Regulatory Compliance , a global regulatory compliance consultancy firm, first in the EU marketplace and then in other markets to educate targeted government agencies responsible for setting standards for hazardous chemicals used in coatings.

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

Legislation and Government Incentives

Current global trends toward more environmentally sound products and new legislative restrictions on the use of hazardous materials and their chemical by-products pose formidable obstacles to polyurethane manufacturers. The EU has already begun to take action against isocyanates by passing recent legislation that banned the addition of any new manufacturing capacities of isocyanates. Governmental health agencies and workers unions throughout Europe are beginning to actively speak out against the dangers of isocyanates in the workplace in order to protect and lobby for worker’s safety. On September 2007 the president of FATIPEC (Federation of the Paints, Varnishes, Lacquers and Printing Inks Industries Technologists' Associations of Continental Europe) along with the Oil & Color Chemists' Association reported that new EU safety regulations have been put into place which includes a tenfold lowering of the concentration limits of isocyanates in all paints.

In addition, the EPA has recently developed a new Action Plan causing any company that produces products with free isocyanates to report any health related incidents related to the isocyanate exposure of its workers and any consumers using its products.

These measures are similar to recent EU actions, which preceded the banning of any Do-It-Yourself (DIY) consumer products with free isocyanates. These new regulations will afford the Company the opportunity to gain new ground.

Manufacturing

Overview

The Company intends to establish full commercial-scale manufacturing for both of its products at Adhpro Adhesives in Magog, Quebec and Simpson Coatings in California through non-exclusive toll manufacturing agreements.

The Company’s strategy is to avoid large capital investments in manufacturing and to outsource the manufacturing of the Company products to third-party manufacturers. At current capacity, the Company can manufacture 20,000 tons per year.

Third Party Manufacturing Partners

Adhpro Adhesives Inc.

Adhpro is an industrial premium quality adhesives manufacturer based out of Magog, Quebec Canada. Adhpro’s products are manufactured from the highest quality raw material to meet customer’s exact needs. Established since 1990, Adhpro is a young company that is expanding its skills from coast to coast.

Simpson Coatings Group Inc.

Simpson Coatings Group Inc. is a manufacturer of a wide variety of paints and lacquers for over fifty years based out of San Francisco, California. Simpson Coatings is a leader and respected principal in nearly every major coating paint category and a broadening list of specification products selling to firms of every description. The company is also a member of the National Paint and Coatings Association, Inc. and through this membership is kept current with all the latest specifications and their amendments.

Due to its long history, qualifications and production capacity Simpson Coatings is positioned as the primary source of production for the United States and its president is a Board member of Nanotech Industries, Inc. (NTI).

Research and Development

The Company does not foresee spending any capital on research and development. The Company has a renewable Licensing Agreement with NTI to sell the Nanotech Products. Any and all research and development for the Nanotech Products is conducted by NTI.

Intellectual Property Protection

Several formulations of Green Polyurethane™ technology are patent and know-how protected through control of the manufacturing process. The underlying patents of Green Polyurethane™ (often referred to as HNIPU or NIPU) have been filed with the U.S Registrar of Patents and are held by NTI and cover the composition of and method for producing Green Polyurethane™.

Name of Patent	Filed in USA (No. & Date)
Liquid oligomer composition containing hydroxylamine adducts and method of manufacturing thereof	12/315,580 04/12/2008
Nanostructured Hybrid Oligomer Composition	12/381,626 03/13/2009
Epoxy-Amine Composition Modified with Hydroxyalkyl Urethane Method of producing hybrid polyhydroxyurethane network on the base of carbonated- epoxydated unsaturated fatty acid triglycerides	12/383,589 03/26/2009 09/20/2010

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

Facilities and Employees

Hybrid Coating Technologies Inc.’s principal office is located in Daly City, California, U.S.A.

As of December 31, 2013, Hybrid Coating Technologies Inc. had 3 employees.

Competition

To date, the Company is unaware of any other non isocyanate polyurethane product and as such does not have any direct competition. However, it still must compete against major companies manufacturing and supplying toxic PU based paints and coatings. Large members of this market are BASF, Sherwin Williams, PPG, Benjamin Moore, AKZO Nobel, Rust-Oleum and Sika AG. The Company’s products, however, offer these competitors a cost-effective and attractive green alternative to their existing coating formulations and this is why almost all of the top 10 formulators in the world have sought out the Company to learn about Green Polyurethane™.

Environmental Matters

The Company is not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving its current operations.

Description of the Industry

According to the Center for the Polyurethanes, the industry is generally broken up into the following segments:

  C.A.S.E. (Binders, Coatings, Adhesives, Sealants and Elastomers)

  Thermoplastics (highly elastic, flexible and abrasion resistant polyurethane)

  Rigid Foam (used as packaging material, building insulation, etc.)

  Flexible Foam (in bedding, furniture, car interiors, and running shoes)

The total available market for the Company within the polyurethane and coatings industries is currently estimated at $136 billion and comprised of three segments as follows:

•

Polyurethane – According to plastemart.com, a well-known online authority in the coatings market, “As per Research and Markets, the global market for polyurethanes was estimated at 13,650.00 kilo tons in 2010 and is expected to reach 17,946.20 kilo tons by 2016, growing at a CAGR of 4.7% from 2011 to 2016. In terms of revenue, the market was estimated to be worth US$33 billion in 2010 and is expected to reach US$55 billion by 2016, growing at a CAGR of 6.8% from 2011 to 2016.”

•

Global Paints & Coatings – According to Datamonitor’s 2010 paints & coatings Global Industry Guide, “the global paints & coatings market grew by 8.6% in 2010 to reach a value of $103 billion with a volume of 35MM Tons. In 2015, the global paints & coatings market is forecast to have a value of $142 billion, an increase of 37.3% since 2010.” This market comprises three segments: Decorative, Industrial and Automotive, Specialty and Other. HCT’s focus is on “Specialty and Other,” which comprises 23% of the market.

•	Nano Coatings - The market for nanocoatings was $2.1 billion in 2009 and projected to reach $3.3 billion in 2010 and $17.9 billion in 2015 with a five-year CAGR of 39.5% (BCC research, Jan. 2010).

Total Serviceable Market (TSM)

The total serviceable market is currently estimated at $32 billion as follows:

•	Polyurethane – Out of the total $33BB global paints & coatings market, 25% or $8.25 billion accounts for binders, coatings & adhesives, available for the Company to service.

•	Global Paints & Coatings – Out of the total $103 billion polyurethane market 23% or $23.7 billion accounts for “specialty and other”, available for the Company to service.

•	NanoCoatings - Out of the total $3 billion nanocoatings market, the Company anticipates servicing 5% or $150 million.

The only polyurethane markets for which it would not be economical to use Green Polyurethane™ are certain foams, which are produced at very low costs for furniture. However, Green Polyurethane™ can still be used for other polyurethane based foam products on a competitive basis. Green Polyurethane™ could also replace up to 20% of the high-end epoxy flooring/coating market.

2013 Progress and 2014 Outlook

On July 17, 2013, the Company entered into an agreement with a major coatings manufacturer ("Licensee"), who will sell its products through more than two thousand big box retail locations across the United States, for the development and licensing of an isocyanate free polyurethane coating. Under the terms of the agreement, the Company would make certain minor modifications to its existing polyurethane formulation to address certain specific requirements of the Licensee.

Once the modifications to the Company’s formulation are successfully completed and accepted, the Company will become a supplier and sell its Coating Products to the Licensee in the territory of the United States. As part of the confidentiality clause in the agreement, the Company is not at liberty to divulge the identity of the Licensee at this time.

In addition, the Company has expanded its technology with a new UV curing formulation which is the only non-isocyanate UV curing polyurethane formulation in the world. The new formulation allows the Company’s floor coating products to fully cure within an hour instead of 7 days, which is currently the normal industry standard.

On June 25, 2013 the Occupational Safety and Health Administration (OSHA), a division of the US Department of Labor, initiated a National Emphasis Program to protect workers from the serious health effects from occupational exposure to isocyanates. According to the OSHA workers exposed to isocyanates can suffer debilitating health problems for months or even years after exposure which could result in death.

The EPA mentioned the Company's technology as an alternative to toxic polyurethane coatings in its previously issued Action Plan. On page 4 of its Action Plan, the scientists Figovsky and Shapovalov who are the founders of Green PolyurethaneTM and who are presently continuing to develop enhanced and new formulations for the Company, are mentioned as an alternative to toxic polyurethane.

The Company is presently in discussions with several large industry players and expects to enter into commercialization agreements with some potential partners during 2014 and is targeting to generate revenues and profit for its fiscal year of 2014.

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

We obtain all of the Nanotech Products using third party manufacturers and assemblers and using materials and components procured from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required time frames which may, in turn, result in order cancellations and loss of market share. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products or increase their component costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us.

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

Recruiting and retaining capable personnel is vital to the Company’s success. If the Company is unable to retain and attract qualified employees, the Company’s business may be materially and adversely affected.

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

On December 6, 2011, the Company notified NTI of its intent to exercise the Sealant Option. To date, the Company has not issued the Sealant Shares and the Sealant Option has expired. The Company intends to renegotiate the Sealant Option with NTI in the future.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is quoted on the OTC Bulletin Board. Our shares were first traded on the OTC Bulletin Board on July 10, 2009, under the name “Allora Minerals, Inc.”, (OTCBB: ALRL). On August 12, 2009, the change of the Registrant’s name to Epod Solar Inc. was approved by the NASD, and we were issued the new trading symbol “EPDS”. On July 27, 2011, the Company changed its name to Hybrid Coating Technologies Inc., and on September 7, 2011, that change was approved by the Nevada Secretary of State and the Company was issued a new trading symbol “HCTI.ob”. The following table indicates the high and low bid prices of our common stock obtained during the periods indicated:

	For the year ended		For the year ended
	December 31, 2013		December 31, 2012
	High	Low	High	Low
First Quarter	$0.48	$0.20	$1.55	$0.26
Second Quarter	$0.51	$0.22	$1.50	$0.18
Third Quarter	$0.56	$0.20	$1.01	$0.20
Fourth Quarter	$0.80	$0.17	$0.83	$0.25

The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

The number of holders of record of our shares of our common stock as of December 31, 2013 was 162.

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

N/A

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

Off-Balance Sheet Arrangements

N/A

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $16,788,776 since inception. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Operating Results for the Fiscal Year Ended December 31, 2013 and 2012

Results of Operations

We have had no significant operating revenues for the period from our inception on July 8, 2010 through December 31, 2013, save for samples sales of $108,793. Our activities to date have been financed from the proceeds of share subscriptions, proceeds from convertible debentures issued and from loans from related and other parties and trade payables. During the year ended December 31, 2013, revenues from our operations were $37,281 compared to $66,642 for the year ended December 31, 2012.

For the period from inception on July 8, 2010 through our fiscal year ended December 31, 2013, we incurred total net loss of $16,788,776 including non-cash charges of $6,155,010 from stock-based compensation, warrant modification expense of $241,697,intangible asset amortization of $673,143, amortization of debt discounts of $1,012,309, interest expenses of $1,636,242, loss on extinguishment of debt of $1,385,303 loss on impairment of intangible assets of $631,917, loss on impairment of samples and supplies of $10,136, and a gain in the fair value of the derivative liability of $173,882. Also incurred were other general and administrative expenses of $3,266,018, cost of sales of $69,350 and other interest expense of $2,012,330.

General and administrative expenses totaled $2,921,059 for the year ended December 31, 2013, as compared to $1,608,055 for the year ended December 31, 2012, representing an 82% increase from the prior corresponding period. Included in general administrative expenses for the year ended December 31 are the following:

	Year Ended December 31
	2013	2012	% change
Professional Fees	$873,143	$452,559	93%
Payroll	170,088	414,939	(59%	)
Stock-based comp. (non-cash)	1,609,709	390,580	312%
Rent and general office costs	97,678	113,790	(14%	)
Lab fees and supplies	25,179	87,809	(71%	)
Travel and trade shows	145,262	148,378	(2%	)

Total	$2,921,059	$1,608,055	82%

General and Admistration expenses analysis

Professional fees were $873,143 for the year ended December 31, 2013 compared to $452,559 for the year ended December 31, 2012.Professional fees increased due to greater use of consultants for financing, sales and marketing purposes. Payroll was $170,088 for the year ended December 31, 2013 compared to $414,939 for the year ended December 31, 2012.  Payroll decreased due to a reduction in employees from five to two , specifically senior management who were remunerated through stock based compensation. Stock based compensation was $1,609,709 for the year ended December 31, 2013 compared to $390,580 for the year ended December 31, 2012.Stock based compensation increased due to payments to management and other consultants for services through the issuance of shares. Lab fees and supplies was $25,179 for the year ended December 31, 2013 compared to $87,809 for the year ended December 31, 2012. Lab fees and supplies decreased because of more extensive lab use and testing in 2012 and more material use for sample sales in 2013

Amortization and depreciation was $182,023 for the year ended December 31, 2013 compared to $218,580 in the year ended December 31, 2012. Certain patents and licenses of the Company have been fully amortized which resulted in lower amortization in the year ended December 31, 2013 compared to December 31, 2012.

During the year ended December 31, 2013, we recorded a loss of $264,366 on the change in fair value of derivative liabilities related to our convertible notes payable, compared to a gain of $360,461 during the year ended December 31, 2012. The change in derivative liability has no impact on our cash flows for operations and was primarily a result of the increase in our stock price during the year ended December 31, 2013.

During the year ended December 31, 2013, we recorded $921,096 in interest expense compared to $799,374 during the year ended December 31, 2012. Interest expense increased in the year ended December 31, 2013 due to the Company extending the maturity dates of several of its notes payable. In order to obtain these extensions the Company issued additional shares of its common stock which resulted in the recording of additional interest expense.

During the year ended December 31, 2013, we recorded a loss on the extinguishment of debt in the amount of $1,282,836 compared to $22,750 during the year ended December 31, 2012. The loss was a result from amending the convertible debentures as well as other loans.

-During the year ended December 31, 2013, we recorded a loss on warrant modifications of $241,697 compared to $0 in December 31, 2012. The Company extended the expiration date and reduced the exercise price of certain Series A warrants that had been issued to third parties. The modification of the terms resulted in a change in the fair value of the warrants which was recorded as a loss on modification and an increase in additional paid-in capital.

Liquidity and Capital resources

We had no cash and cash equivalents at December 31, 2013 and 2012. The Company had a working capital deficit of $4,296,231 as of December 31, 2013. We do not have enough cash on hand to commence operations. We believe that we will need approximately $1,500,000 to fund our operations over the next 12 months.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence.

From our inception, we raised $25,000 through an exercise of warrants at $0.40 per share for 62,500 shares. We issued 100,000 shares for fair value services rendered with respect to media relations of $135,000 in the fourth quarter of 2010. We issued Senior Secured Convertible Debentures for $400,000 on August 16, 2010. We raised an additional $75,000 and $72,600 from short-term loans in the 4th quarter of 2010.

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

23-

In 2011, the Company received $894,000 in short term loans from shareholders and repaid $315,200.

In 2012, the Company received approximately $1,566,000 (approximately $765,000 from related parties) in short term loans and repaid approximately $449,000.

In 2013, the Company received approximately $969,000 (approximately $708,000 from related parties) in short term loans and repaid approximately $467,000.

Principal Cash Flows for the Fiscal Year Ended December 31, 2013

Operating activities used cash flows of $502,095. Net change in operating assets and liabilities generated cash flows of $1,175,660 This increase in use of cash relates primarily to the net loss incurred during 2013 after adjusting for non-cash expenses.

Financing activities provided cash flows of $502,095, primarily as a result of receipt of funds such as $708,846 in shareholder loans and $260,000 in loan payable-related party. In addition, the Company repaid $106,430 of the note payable - related party, and repaid $360,696 on loans payable – shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hybrid Coating Technology Inc.
(A Development Stage Company)

Consolidated Financial Statements
December 31, 2013

Hybrid Coating Technology Inc.
(A Development Stage Company)

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Hybrid Coating Technologies Inc.
(A Development Stage Company)
Daly City, CA

We have audited the accompanying consolidated balance sheets of Hybrid Coating Technologies, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from July 8, 2010 (inception) to December 31, 2013. Hybrid Coating Technologies Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from July 8, 2010 (inception) through December 31, 2011 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The consolidated financial statements for the period from July 8, 2010 (inception) through December 31, 2011 include total revenues of $4,870 and a net loss of $8,728,044. Our opinion on the consolidated financial statements for the period from July 8, 2010 (inception) through December 31, 2013, insofar as it relates to amounts from July 8, 2010 (inception) through December 31, 2011, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Coating Technologies Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Hybrid Coating Technologies Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Hybrid Coating Technologies Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas. com
Houston, Texas
April 30, 2014

Hybrid Coating Technology Inc.
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2013 and 2012

	December 31	December 31
ASSETS	2013	2012

Intangible asset, net of accumulated amortization	$444,940	$626,963

TOTAL ASSETS	$444,940	$626,963
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$7,706	$22,104
Accounts payable and accrued liabilities	564,289	435,245
Accounts payable and accrued liabilities-related parties	491,178	554,633
Deferred revenue	20,000	-
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Loans payable, net of unamortized discount of $5,455 and $14,638, respectively	972,045	694,362
Loans payable -shareholders net of unamortized discounts and premiums of $21,980 and $25,194, respectively	1,343,562	1,062,521
Note payable – related party	682,451	800,481
Total current liabilities	4,296,231	3,784,346
Convertible debentures, net of unamortized discount of $ 0 and $325,136, respectively	1,396,858	995,364
Derivative liability	816,488	166,721
Total liabilities	6,509,577	4,946,431
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 11,167,513 shares and 6,503,568 shares issued and outstanding , respectively	11,168	6,504
Additional paid in capital	10,712,971	6,651,428

Deficit accumulated during development stage	(16,788,776)	(10,977,400)
Total stockholders’ deficit	(6,064,637)	(4,319,468)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$444,940	$626,963

The accompanying notes are an integral part of these consolidated financial statements .

Hybrid Coating Technology Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2013 and 2012
and the Period from July 8, 2010 (Inception) through December 31, 2013

	Year ended	Year ended	July 8, 2010 (inception)
	December 31, 2013	December 31, 2012	through December 31, 2013

Revenues	$37,281	$66,642	$108,793

Cost of sales	37,650	27,700	69,350

Gross-profit	(369)	38,942	39,443

Operating expenses

General and administrative	2,921,059	1,608,055	10,423,539

Impairment of intangible asset	-	-	631,917

Amortization of intangible asset	182,023	218,580	673,143

Total operating expenses	3,103,082	1,826,635	11,728,599

Loss from operations	(3,103,451)	(1,787,693)	(11,689,156)

Warrant modification expense	(241,697)	-	(241,697)

Loss on extinguishment of debt	(1,282,836)	(22,750)	(1,385,303)

Change in fair value of derivative liability	(264,366)	360,461	173,882

Gain on foreign currency transaction	2,070	-	2,070

Interest expense	(921,096)	(799,374)	(3,648,572)

Net loss	$(5,811,376)	$(2,249,356)	$(16,788,776)

Basic and diluted net loss per common share	$(0.70)	$(0.36)

Basic and diluted weighted average number of common shares	8,257,277	6,316,699

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technology Inc.
(A Development Stage Company)
Statement of Stockholder’s Deficit
For the Period July 8, 2010 (Inception) through December 31, 2013

				Deficit
				Accumulated
	Number of			During the
	Shares		Additional	Development
	Issued	Amount	paid-in capital	Stage	Total

Balance , July 8, 2010	-	$-	$-	$-	$-

Issuance of Founders' shares for services rendered	3,381,003	3,381	334,719		338,100

Fair value of warrants granted on July 8 - re-valued on August 30	-	-	2,047,471	-	2,047,471

Fair value of warrants granted on July 14 - re-valued on August 30	-	-	849,063	-	849,063

Exchange of shares for 33,810,035 shares of Nanotech Industries Int'l Inc.	1,821,000	1,821	(1,821)	-	-

Issuance of shares for services rendered	100,000	100	134,900	-	135,000

Beneficial conversion feature on Senior Secured Convertible

Debenture	-	-	126,607	-	126,607

Valuation of warrants issued	-	-	273,393	-	273,393

Exercise of warrants for cash on July 30, 2010 - 62,500 shares at $0.40 per share	-	-	25,000	-	25,000

Net loss	-	-	-	(4,062,486)	(4,062,486)

Balance, December 31, 2010	5,302,003	$5,302	$3,789,332	$(4,062,486)	$(267,852)

(Continued on next page)

Issuance of shares as payment for consulting fees on February 9, 2011	30,000	30	50,970	-	51,000

Valuation of warrants issued with Loans payable shareholders	-	-	48,710	-	48,710

Re-measurement of warrants July 14, 2010 and Series A warrants	-	-	1,179,887	-	1,179,887

Issuance of shares as payment for consulting fees on May 16, 2011	112,928	113	175,925	-	176,038

Fair value of 25,000 warrants issued with loans payable shareholders - May 24, 2011	-	-	15,450	-	15,450

Issuance of shares as payment for consulting fees on June 2, 2011	58,000	58	89,842	-	89,900

Issuance of shares for services rendered on June 15, 2011	20,000	20	30,980	-	31,000

Fair value of 25,000 warrants issued with loans payable shareholders - July 15, 2011	-	-	27,915	-	27,915

Issuance of shares for services rendered on September 6, 2011	40,000	40	59,560	-	59,600

Replacement of outstanding pre-merger shares on September 7, 2011	30,500	31	(31)	-	-

Issuance of shares for services rendered on September 7, 2011	10,000	10	14,390	-	14,400

Issuance of shares for services rendered on September 9, 2011	2,000	2	2,878	-	2,880

To record shares to be issued with loans payable shareholders	-	-	36,000	-	36,000

Issuance of shares for services rendered on October 31, 2011	27,302	27	42,291	-	42,318

Issuance of shares for services rendered on November 9, 2011	184,000	184	285,016	-	285,200

Net loss	-	-	-	(4,665,558)	(4,665,558)

Balance, December 31, 2011	5,816,733	$5,817	$5,849,115	$(8,728,044)	$(2,873,112)

(Continued on next page)

Issuance of shares for services rendered on January 31, 2012	18,000	18	26,982	-	27,000

Fair value of 30,000 warrants issued for services rendered - February 16, 2012	-	-	29,136	-	29,136

Fair value of 230,000 warrants issued for services rendered - February 23, 2012	-	-	239,269	-	239,269

Issuance of shares for services rendered - March 5, 2012	51,000	51	66,249	-	66,300

Issuance of shares with loans payable to shareholders - March 5, 2012	10,000	10	12,990		13,000

Issuance of shares for interest and premium on loan - March 5, 2012	90,000	90	92,910	-	93,000

Issuance of shares for cashless exercise of 220,000 warrants on loan - March 23, 2012	205,135	205	(205)	-	-

Issuance of shares for interest on convertible debentures - May 21, 2012	240,200	240	119,860	-	120,100

Issuance of shares for services rendered - May 21, 2012	50,000	50	16,450	-	16,500

Issuance of shares for services rendered - August 15, 2012	22,500	23	12,352	-	12,375

Imputed interest on note payable – related party	-	-	169,452	-	169,452

Fair value of warrants issued with loans payable - shareholders	-	-	16,868	-	16,868

Net loss	-	-	-	(2,249,356)	(2,249,356)

Balance, December 31, 2012	6,503,568	$6,504	$6,651,428	$(10,977,400)	$(4,319,468)

Continued on next page)

Issuance of shares for services rendered	349,303	349	138,136	-	138,485

Issuance of shares for interest payments on Convertible Debentures	420,567	421	140,456	-	140,877

Issuance of warrants for services	-	-	1,385,379	-	1,385,379

Imputed interest on note payable-related party	-	-	133,464	-	133,464

Issuance of warrants to landlord for payment of accounts payable and prepaid rent	-	-	202,095	-	202,095

Exercise of warrants	375,000	375	-	-	375

Issuance of shares for cash-less exercise of warrants	688,060	688	(688)	-	-

Issuance of shares to SSCD holders for payment of interest	100,000	100	37,900	-	38,000

Issuance of shares for interest payment on loans payable - shareholders	43,863	44	13,040	-	13,084

Issuance of warrants for interest payment on loans payable - shareholders	-	-	68,131	-	68,131

Issuance of shares for payment on accounts payable and accrued liabilities-related parties	2,287,000	2,287	891,325	-	893,612

Issuance of warrants for payment on loans payable - shareholders	-	-	623,665	-	623,665

Fair value of 110,000 warrants issued with loans payable	-	-	23,705	-	23,705

Fair value of 100,000 warrants issued with loans payable shareholders	-	-	31,588	-	31,588

Modification of Series A warrants	-	-	241,697	-	241,697

Issuance of shares for amended Convertible Debentures	400,152	400	131,650	-	132,050

Net loss	-	-		(5,811,376)	(5,811,376)

Balance, December 31, 2013	11,167,513	$11,168	$10,712,971	$(16,788,776)	$(6,064,637)

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technology Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012 and the Period from July 8, 2010 (Inception) through December 31, 2013

	Year ended	Year ended	July 8, 2010 (inception)
	December 31,2013	December 31,2012	through December 31,2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,811,376)	$(2,249,356)	$(16,788,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,643,459	390,580	6,155,010
Warrant modification expense	241,697	-	241,697
Impairment of samples and supplies	-	10,136	10,136
Interest paid through issuance of shares	90,043	213,100	303,143
Amortization of intangible asset	182,023	218,580	673,143
Loss on extinguishment of debt	1,282,836	22,750	1,385,303
Impairment of intangible assets	-	-	631,917
Interest expense from revaluation of SSCD warrants	-	-	1,180,886
Change in fair value of derivative liability	264,366	(360,461)	(173,882)
Interest expense on beneficial conversion feature related to SSCD warrants	-	-	126,607
Interest imputed from notes payable -related party	133,464	169,452	302,916
Incentive and interest paid on prepayment of debt	-	-	25,833
Amortization of debt discounts	297,803	260,505	1,012,309
Gain on foreign currency transaction	(2,070)	-	(2,070)
Change in operating assets and liabilities
Samples and supplies	-	27,700	(10,136)
Accounts payable and accrued liabilities	362,330	142,031	811,742
Accounts payable and accrued liabilities related parties	799,945	381,938	1,354,578
Bank indebtedness	(6,615)	(17,909)	15,489
Deferred revenue	20,000	-	20,000
Net cash used in operating activities	(502,095)	(790,954)	(2,724,155)

CONTINUED ON NEXT PAGE)

Hybrid Coating Technology Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012 and the Period from July 8, 2010 (Inception) through December 31, 2013

	Year ended	Year ended	July 8, 2010 (inception)
	December 31,2013	December 31,2012	through December 31,2013
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of intangible asset	-	-	150,000
Net cash provided by investing activities	-	-	150,000

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of Convertible Debentures	-	119,500	970,500
Proceeds from Senior Secured Convertible Debentures	-	-	400,000
Proceeds from exercise of warrants	375	-	25,375
Proceeds from loans payable-shareholders	708,846	765,296	2,440,742
Repayments from loans payable-shareholders	(360,696)	(448,992)	(1,124,888)
Proceeds from loans payable	260,000	681,500	1,018,375
Repayments of note payable - related party	(106,430)	(326,350)	(1,155,949)
Net cash provided by financing activities	502,095	790,954	2,574,155

INCREASE (DECREASE) IN CASH	-	-	-

CASH, BEGINNING OF PERIOD	-	-	-
CASH, ENDING OF PERIOD	$-	$-	$-

(CONTINUED ON NEXT PAGE)

Hybrid Coating Technology Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012 and the Period from July 8, 2010 (Inception) through December 31, 2013

	Year ended	Year ended	July 8, 2010 (inception)
	December 31,2013	December 31,2012	through December 31,2013
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$122,140	$83,440	$133,980
Income taxes	$-	$-	$-

Non cash financing transactions:
Reclassification of Bank indebtedness to payables	$8,500	$-	$8,500
Acquisition of intangible asset through issuance of note payable	$-	$-	$1,900,000
Discount arising from warrants attached to issuance of Convertible Debentures	$-	$-	$273,393
Discount arising from loans payable -shareholders	$31,588	$16,868	$140,531
Reclassification of accrued interest to Convertible Debentures	$76,358	$-	$76,358
Discount arising from loans payable	$23,705	$-	$23,705
Transfer of loans and SSCD to Convertible Debentures	$-	$-	$310,000
Reclassification of accrued interest to SSCD	$-	$-	$14,167
Fair value of derivative convertible debenture	$-	$46,721	$604,969
Reclassification of note payable to accounts payable	$11,600	$-	$11,600
Shares issued for premium on shareholder loans	$-	$28,000	$64,000
Common stock issued and payable for interest accrual	$170,049	$-	$170,049
Common stock issued for settlement of accounts payable -related party	$780,900	$-	$780,900
Cashless exercise of warrants	$688	$205	$893
Warrants issued in payment of shareholder loan	$125,022	$-	$125,022
Warrants issued for settlement of rent liability and prepaid rent	$116,250	$-	$116,250

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technology Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN

Nature of Business Overview
Hybrid Coating Technologies Inc. (the “Company”, “HCT”), was incorporated in the State of Nevada on July 8, 2010.

On July 27, 2011, the Company, by majority vote of shareholders, amended its articles of incorporation to change its name to Hybrid Coating Technologies Inc. from EPOD Solar Inc. (EPOD). Further, the name change was approved by the Nevada Secretary of State on September 7, 2011, and the Company’s OTC Bulletin Board trading symbol has been changed to HCTI.

On August 30, 2010, the Company acquired from Nanotech Industries International Inc. ("Nanotech"), a corporation formed pursuant to the laws of Nevada on July 8, 2010, all of the issued and outstanding shares of capital stock of Nanotech ("Nanotech Shares") held by the holders of the Nanotech Shares ("Nanotech Shareholders") (the "Acquisition"). The purchase price for the Acquisition consisted of 3,381,003 shares of common stock, $0.001 par value per share (the " EPOD Common Stock") of the Registrant, issued to Nanotech Shareholders. Nanotech is the surviving and continuing entity and the historical financials following the reverse merger transaction were those of Nanotech. As a result of such acquisition, our operations are now focused on the manufacturing and sale of Green Polyurethane™, including Green Polyurethane™ Monolithic Floor Coating and Green Polyurethane™ Binder, an alternative non-toxic (isocyanate-free) polyurethane.

Going Concern
The Company remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $16,789,000 since inception, and has a working capital deficit of approximately $4,296,000 as of December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support The Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail or cease its operations.

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

Intangible Assets - Intangible assets are comprised of intellectual property which is amortized on a straight-line basis over the assets’ respective lives, 36 months, 60 months and 120 months. Intellectual property with a perpetual life is not amortized.

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

A tax benefit from an uncertain position is recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2013 and 2012, the Company had not recorded any tax benefits from uncertain tax positions.

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

As of December 31, 2013 and 2012, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable
	Inputs
	(Level 3)
	Year Ended December 31,
	2013	2012
Beginning balance	$166,721	$480,461
Total (gains) losses	264,366	(360,461)
Settlements	(99,412)	-
Additions	484,813	46,721
Ending balance	$816,488	166,721

Change in unrealized gains(losses) included in earnings relating to derivatives still held as of December 31, 2013 and 2012	$264,366	360,461

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

For the years ended December 31, 2013 and 2012, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2013	2012
Convertible debt	2,002,769	1,206,936
Stock warrants	7,701,928	3,385,735
	9,704,697	4,592,671

Recently Issued Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Subsequent Events – The Company has evaluated all transactions occurring between the year ended December 31, 2013, and through the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3– INTANGIBLE ASSETS

On July 12, 2010, the Company entered into a licensing agreement (the “Licensing Agreement”) with Nanotech Industries, Inc., (“NTI” or “Licensor”, a privately-held entity deemed a related party by virtue of common ownership and control), for the rights to manufacture and distribute environmentally safe coatings (“Coating Products”) using NTI’s technology. As per the Licensing Agreement, the Company has a three-year exclusivity for all of North America and has the option to obtain rights for the rest of the world on an exclusive perpetual basis, in exchange for the issuance of stock to equal 62.5% of the Company’s total shares. If this option is exercised, NTI would obtain voting control of the Company. On June 28, 2013, a third amendment was made to the Licensing Agreement extending this exclusivity period by 36 months to July 12, 2016.

As part of this Licensing Agreement, the Company agreed to pay NTI a one-time licensing fee of $500,000 and a 5% royalty on gross Coating Product sales within North America. The $500,000 cost basis of capitalized license rights

NOTE 3 – INTANGIBLE ASSETS (cont’d)

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

At December 31, 2012 and 2011, management determined, through independent valuation, that the fair value of the North American Rights exceeded the carrying value and no impairment adjustment was deemed necessary. The amount of amortization of the North American Rights for the years ended December 31, 2013 and 2012 was $36,463 and $73,080, respectively.

On March 17, 2011, the Company and NTI amended the Licensing Agreement to now include the territory of the Customs union of Belorussia, Kazakhstan Republic and Russian Federation (the “Russian Territory”), on an exclusive basis for a period of ten years from the date of the signing of this amendment. In exchange for the right to manufacture and sell Coating Products in the Russian Territory (“Russian Rights”), the Company shall pay to the Licensor an ongoing royalty of 7.5%, and a one-time royalty fee of $150,000 (paid during 2011). These capitalized license rights will be amortized over a ten-year period. The amount of amortization for the years ended December 31, 2013 and 2012 was $4,800 for both years, respectively. At December 31, 2011, the fair value, through independent valuation of the Russian Rights was determined to be $44,000. As this was determined to be a permanent impairment in value, the carrying value of the Russian Rights was reduced by $94,750 and the associated loss was recorded. At December 31, 2012 and December 31, 2013 management determined, through independent valuation, that the fair value of the Russian Rights exceeded the carrying value and no further impairment adjustment was deemed necessary.

On July 7, 2011, a second amendment was made to the Licensing Agreement granting the Company an option (the “Option”) for a period of six months from the signing of this amendment to manufacture and sell Coating Products in the territory of the European Continent (“European Rights”) on an exclusive basis for a period of five years from the date the option is exercised, after which time the European Rights shall continue perpetually on a non-exclusive basis. Upon exercise of this Option, the Company shall pay to the Licensor a one-time royalty fee of $1,250,000 payable within 24 months of the exercise of the Option. On November 29, 2011, the Company exercised the Option, the financing for which was provided by NTI and is recorded in notes payable – related party. The Company has repaid $567,549 to Nanotech related to the option as of December 31, 2012. The license rights shall be amortized over a five year period.

At December 31, 2011, management determined, through independent valuation, the fair value of the European Rights was $692,000, requiring an impairment charge of $537,167. At December 31, 2012 and December 31, 2013 , management determined, through independent valuation, that the fair value of the European Rights exceeded the carrying value and no further impairment adjustment was deemed necessary. The Company recorded $140,760 and $140,700 of amortization expense for the years ended December 31, 2013 and 2012, respectively.

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

On June 28, 2013, the Company and NTI entered into a third amendment to the Licensing Agreement whereby NTI granted the Company an extension of thirty-six months on the exclusivity period to July 12, 2016.

On December 13, 2013, the Company entered into a fourth amendment to the Licensing Agreement, whereby the license to sell and manufacture the Licensor’s products has been expanded to include polyurethane foam for the textile industry.

NOTE 3 – INTANGIBLE ASSETS (cont’d)

On March 31, 2014, the Company and NTI entered into a fifth amendment to the Licensing Agreement, whereby the license to sell and manufacture Licensor’s products has been expanded to include synthetic leather, sealants and adhesives (“Added Applications”).In consideration for the Added Applications, the Company shall pay the Licensor an amount equal to US $2,000,000 (two million USD) (“Consideration”), to be paid within 36 (thirty-six) months of the execution of this Fifth Amendment Agreement (“Deadline”). Should the Company not pay the Consideration within the Deadline, the Company shall lose all rights to the Added Applications.

On April 9, 2014, the Company signed a sixth amendment to the Licensing Agreement with NTI extending the terms of the note from 24 months to 42 months making it payable by May 29, 2015.

A summary of the licenses acquired to date from NTI is as follows:

				Carrying Value
License Rights		Date of	Original	at December 31,
Overview	Licensed Region	License/Term	cost	2013
A Coating Products	North America	June 12, 2010 6 years	$500,000	nil
B Coating Products	Russian Territory	March 17, 2011 10 years	$150,000	$34,400
C Coating Products	European Continent	July 7, 2011 5 years	$1,250,000	$410,540

The balance of intangible assets is as follows as of December 31, 2013 and 2012:

	2013	2012
Intangible assets	$1,118,083	$1,118,083
Less: accumulated amortization	(673,143)	(491,120)
Intangible assets, net	$444,940	$626,963

NOTE 4–LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. This $7,500 premium has been amortized and on April 29, 2011, the lender converted $55,000 of this debt to convertible debentures. The balance at December 31, 2013 and 2012 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holder with respect to the defaults.

In 2012 the Company entered into various loan agreements totaling $681,500 at interest rates ranging from 15%-25%. These loans are all currently in default. The creditors have not called these loans.

During the year ended December 31, 2013, the Company issued a $100,000 loan with a three-month maturity, maturing on August 23, 2013, bearing interest at 16% per annum, payable monthly, with an additional $5,000 premium payable at maturity, a $110,000 loan with a one-year maturity, maturing on March 25, 2014, bearing interest at 16% per annum, payable monthly with an additional 110,000 warrants attached to the loan, a loan for $8,500 maturing in July 2013 bearing interest of 15% per annum and a $50,000 loan, maturing in April 2014, bearing interest at 15% per annum.

The fair value of these 110,000 warrants issued in conjunction with the $110,000 loan mentioned above amounted to $30,217 using the assumptions discussed in the table below. This resulted in a relative fair value of $23,705 which was recorded as a debt discount and a corresponding increase in paid-in capital. The discount is amortized over the life of the associated loan payable. The assumptions used in determining the fair value were:

Expected volatility	120%
Exercise price	$1.00
Stock price	$0.38
Expected life	5 years
Risk-free interest rate	0.8%
Dividend yield	$ Nil

NOTE 4–LOANS PAYABLE(cont’d)

During the year ended December 31, 2012, the Company issued 50,000 warrants related to a loan payable. The fair value of the 50,000 warrants issued in conjunction with the debt issued in 2012 amounted to $19,005 using the assumptions discussed in the table below. This resulted in a relative fair value of $16,868 which was recorded as a debt discount. The discount is amortized over the life of the associated loan payable.

Expected volatility	166.04%
Exercise price	$0.50
Stock price	$0.50
Expected life	2 years
Risk-free interest rate	0.25%
Dividend yield	$ Nil

The Company recorded $32,888 and $2,230 of interest expense related to amortization of the debt discounts during the years ended December 31, 2013 and 2012. During the year ended December 31, 2013 and 2012 total interest expense related to loans payable was $152,307 and $47,527 respectively, the total interest paid was $75,173 and $31,086 respectively and accrued interest was $115,448 and $17,345, respectively. Cash payments on interest due from loans payable of $20,969 paid in the year ended December 31, 2012, were reclassed from bank overdraft to accrued interest during the year ended December 31, 2013. At December 31, 2013 and 2012 the unamortized debt discount was $5,455 and $14,638, respectively.

NOTE 5 – LOANS PAYABLE –SHAREHOLDERS

During the years ended December 31, 2012 and 2011, the Company entered into various loan agreements and arrangements for loans with certain shareholders. The loans all have different maturity dates ranging from 2011 to 2013 and interest rates that range from 2% to 18%. The Company was in default on loans totalling $1,046,313 as of December 31, 2013. The shareholders have not called these loans.

During the year ended December 31, 2013, the Company received $708,846 in shareholder advances and repaid $360,696. The Company had an outstanding balance of $1,343,562 and $1,062,521, with related discounts of $21,980 and $25,194 for the years ended December 31, 2013 and 2012, respectively ..

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

On January 1, 2013, the Company entered into a new loan agreement with a shareholder with a maturity of December 31, 2013. The new loan agreement for $130,000 cancelled the previous loan agreement for $100,000 that had expired. The Company recorded a loss on extinguishment of debt of $10,169 and a debt discount of $19,831 which has been fully amortized to interest expense at December 31, 2013. In addition 25,000 warrants were issued.

NOTE 5 – LOANS PAYABLE SHAREHOLDERS (cont’d)

The fair value of these 25,000 warrants issued in conjunction with this debt amounted to $9,840 using the assumptions discussed in the table below. This resulted in a relative fair value of $9,148 which was recorded as an additional debt discount and a corresponding increase in paid –up capital. The discount has been fully amortized and charged to interest expense. The assumptions used in determining the fair value were:

Expected volatility	399.77%
Exercise price	$0.01
Stock price	$0.40
Expected life	2 years
Risk-free interest rate	0.27%
Dividend yield	$ Nil

On January 21, 2013, the Company entered into a loan agreement for $78,400 CDN with a shareholder. At December 31, 2013, the value was $73,296 US. The loan matured on July 20, 2013 (but was extended through an amendment on that date to January 20, 2014) and bears interest at 2% per month, payable monthly, unpaid amounts bear interest at 2.5% per month. The loan is secured by the Company’s current and future assets for approximately $94,000. In exchange for that above mentioned amendment extension 43,863 shares of common stock were issued for $13,084 charged to interest expense. The loan is in default and no notice has been given to the Company.

On October 4, 2013, the Company revised its loan agreement with one of its shareholders amending the maturity date from April 30, 2011 to June 30, 2014. In exchange the Company agreed to pay a renewal fee of $10,000, which was added to the principal, and accrue interest at 10% per annum retroactively, from June 30, 2012 through October 4, 2013, which resulted in $12,667 in additional interest which was added to the principal and issue 75,000 warrants to purchase the Company’s common stock.

The fair value of these 75,000 warrants issued in conjunction with this debt was $22,440 using the assumptions discussed in the table below.

Expected volatility	111.56%
Exercise price	$0.001
Stock price	$0.30
Expected life	5 years
Risk-free interest rate	1.41%
Dividend yield	$ Nil

The Company also issued 142,000 warrants to shareholders whose loans were in default. The fair value of these 142,000 warrants issued in conjunction with this debt was $68,131 using the assumptions discussed in the table below.

Expected volatility	111.56%-359.19%
Exercise price	$0.001-$1.48
Stock price	$0.40-$0.64
Expected life	2-5 years
Risk-free interest rate	0.33%-1.41%
Dividend yield	$ Nil

The Company recorded $66,061 of interest expense related to the amortization of the debt discount on loans payable to shareholders during the year ended December 31, 2013. The corresponding debt discount during the year ended December 31, 2012 was $76,649. During the years ended December 31, 2013 and 2012 total interest expense was $78,630 and $73,854 respectively, and the total interest paid was $30,364 and $52,354 respectively. At December 31, 2013 the unamortized debt discount was $15.420 compared to $31,533 as of December 31, 2012.

NOTE 6 – CONVERTIBLE DEBENTURES

On April 29, 2011, the Company issued convertible debentures for proceeds of $1,201,000 (the “April 29” debenture) and on February 21, 2012, issued an additional $119,500 (the “February 21” debenture and together the “Debentures”) with a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are held by third parties and by non-controlling shareholders, and are convertible as follows:

April 29, 2011 Convertible Debentures

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

February 21, 2012 Convertible Debentures:

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

The Company recorded a corresponding discount of $46,721 and $558,248 against the carrying value of the convertible debentures during the years ended December 31, 2012 and 2011, respectively. The discounts are amortized using the effective interest method over the term of the debt.

On November 20, 2013, the Company entered in an amendment agreement modifying its terms with both the April 29 and February 21 debenture holders as follows:

1) The maturity date of the Debentures, was extended by a period of 24 (twenty-four) months, to April 29, 2016 and February 21, 2017, respectively,

2) Each Unit into which the Debentures are convertible shall be comprised of 2 stock purchase warrants at an exercise price per share equal to the conversion price. The warrants shall expire 36 (thirty-six months) from the date of issuance.

As consideration for the amendments, the Company issued a total of 400,152 shares to the debenture holders at a price of $0.33 per share.

The amendment resulted in an extinguishment of both the April 29 and February 21 Debentures as the present value of the new convertible debentures exceeded the present value of the old debentures by greater than 10%.

The Company measured the fair value of the embedded derivatives in the April 29 Debentures, which was $76,322 on the date of the amendments and recorded a gain of $61,238 for the change in fair value of the derivative liabilities.

The Company recorded a loss on extinguishment of debt on the April 29 debenture of $530,541 and the new debt was recorded at its fair value of $1,268,453 with a corresponding derivative liability of $357,790. See table below for calculation of loss on extinguishment of April 29th Debentures.

NOTE 6 – CONVERTIBLE DEBENTURES (cont’d)

Face amount of April 29 debenture on date of extinguishment	$1,201,000
Debt discount	(104,099)
Accrued interest	67,453
Fair value of embedded derivative liability	76,322
Total debt extinguished	1,240,676

Fair value of new debt	1,268,453
Fair value of embedded derivative liability	382,663
Fair value of shares issued	120,101
Total fair value of consideration given	1,771,217
Loss on extinguishment of debt	$530,541

The Company measured the fair value of the embedded derivatives in the February 21 debentures, which was $23,090 on the date of the amendments and recorded a gain of $6,071 for the change in fair value of the derivative liabilities.

The Company recorded a loss on extinguishment of debt on the February 21 debenture of $113,195 and the new debt was recorded at its fair value of $128,405 with a corresponding derivative liability of $102,150. See table below for calculation of loss on extinguishment of February 21 debentures.

Face amount of February 21 debenture on date of extinguishment	$119,500
Debt discount	(22,186)
Accrued interest	8,905
Fair value of embedded derivative liability	23,090
Total debt extinguished	129,309

Fair value of new debt	128,405
Fair value of embedded derivative liability	102,150
Fair value of shares issued	11,949
Total fair value of consideration given	242,504
Loss on extinguishment of debt	$113,195

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

There was a debt discount as a result of the relative fair value of the Series A and B warrants attached to the SSCD. Amortization of the debt discount was $nil and $ $21,566 for years ended December 31, 2013 and 2012, respectively. The discount was amortized using the effective interest method over the two year term of the debt. There was no unamortized discount as of December 31, 2013 and 2012. Interest of $20,000 was accrued during the year ended December 31, 2013 ($2012-$20,075), for an outstanding balance of $28,159 (2012-$46,159) that has been accrued. During the year $38,000 has been repaid through the issuance of $100,000 shares.

NOTE 7 – SENIOR SECURED CONVERTIBLE DEBENTURES (cont’d)

During the year ended December 31, 2011, $200,000 of the debt was repaid along with $14,167 of accrued interest and $25,833 as an incentive payment for pre-payment. This $240,000 was repaid through the issuance of a Convertible Debenture due April 29, 2014. A loss on extinguishment of debt of $79,717 was recorded. The balance due at December 31, 2013 and 2012, remained at $200,000. The Company is in default of payment of the debentures which matured on August 16, 2012. No notices have been issued by the debenture holder.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

NOTE 8 – DERIVATIVE LIABILITIES

The embedded conversion features in the convertible debentures and attached warrants are accounted for as a derivative liability. The warrants contain full ratchet reset features (subject to adjustment for dilutive share issuances) and should be valued as a derivative liability.

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability of $558,248 as of April 29, 2011 and of $46,721 at February 21, 2012, which was recorded to additional paid-in capital for each issuance. The Company recorded an unrealized gain (loss) of ($264,366) and $360,461 to reflect the value of the derivative liability as $816,488 and $166,721 as of December 31, 2013 and 2012, respectively.

As described in Note 6, on November 20, 2013 the company entered in an amendment agreement modifying its terms with both the April 29 and February 21 debenture holder.

The following table summarizes the derivative values, pre amendment, post amendment and at December 31, 2013.

	Derivative Values
	Pre-Amendment	Amended Note
Valuation Date:	November 20, 2013	November 20, 2013	December 31, 2013

April 29 debenture	76,322	382,663	741,433

Feb 21 debenture	23,090	102,150	75,055

Total	99,412	484,813	816,488

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of its common stock.

2012

During 2012, the Company issued 141,500 shares to employees and consultants for services with a fair value of $122,175. The shares were valued using the stock price on the date of grant.

NOTE 9 – STOCKHOLDERS’ DEFICIT (cont’d)

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

2013

During the year ended December 31, 2013, the Company issued 349,303 shares to shareholder creditors and consultants as payment for services with a fair value of $138,485 based on the market price on the date of grant, 420,567 shares to convertible debenture holders as payment of interest for the year of $140,877 based on the market price on the date of grant, 400,152 shares to convertible debenture holders in exchange for amended terms for fair value of $132,050 based on the market price on the date of grant, 100,000 to the Senior Secured Debenture Holder for payment of interest of $38,000 based on the market price on the date of grant, 43,863 shares to a shareholder- creditor for accrued interest of $13,084 based on the market price on the date of grant, and 2,287,000 shares to a shareholder-creditor and a related party for payment, based on the market price on the date of grant, against accounts payable and accrued liabilities related parties of $629,900 and recognized a loss on settlement in the amount of $263,712.

In addition, during the year ended December 31, 2013, warrant holders exercised 689,875 warrants for 688,060 shares on a cashless basis with a reduction in additional paid in capital of $688. Also, 375,000 warrants were exercised for 375,000 shares and $375 was paid.

During the year ended December 31 2013, the Company issued 4,630,000 warrants to shareholders and consultants for consulting services at a fair value of $1,877,035 (recorded as stock-based compensation), and 457,875 warrants to a related party landlord as payment for rent with a fair value of $202,095 (recorded as an adjustment to accounts payable of $116,250 and stock based compensation of $85,845), 933,000 warrants to shareholder to pay a shareholder loan with a fair value of $307,144 (recorded as an adjustment to loans payable-shareholders of $125,022 and loss on extinguishment of debt of $182,122), 755,000 warrants to a shareholder to repay accounts payable-related party with a fair value of $316,521(recorded as an adjustment to accounts payable-related party of $151,000 and loss on extinguishment of debt of $165,521),110,000 warrants in connection with a loan from a third party with a relative fair value of $23,705 (recorded as debt discount), 142,000 warrants to shareholder loan holders for interest of 68,131, 75,000 warrants in connection with a loan from a shareholder with a fair value of $22,440 (recorded as debt discount), and 25,000 warrants in connection with a loan from a shareholder with a relative fair value of $9,148 (recorded as debt discount), all with a corresponding increase in additional paid-in capital using the Black-Scholes method according to the following assumptions:

NOTE 9 – STOCKHOLDERS’ DEFICIT (cont’d)

Expected volatility	111.56%-399.77%
Exercise price	$0.001 - $1.48
Stock price	$0.27-$0.64
Expected life	1 -5 years
Risk-free interest rate	0.13%-1.54%
Dividend yield	$ Nil

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

The modification of the maturity and exercise price of the above warrants resulted in a fair value of $241,697 which was recorded as a loss on modification with a corresponding increase in additional paid-in capital using the Black-Scholes method according to the following assumptions:

Expected volatility	128.26% - 152.79%
Exercise price	$0.39-$0.50
Stock price	$0.39
Expected life	0.67 - 4.67 years
Risk-free interest rate	0.15% - 0.41%
Dividend yield	$ Nil

Warrants

A summary of the activity in the Company's warrants during the years ended December 31, 2013 and 2012 is presented below:

		Weighted Average
	Number of Warrants	Exercise Price

Outstanding at December 31, 2011	2,158,928	$0.28
Issued February 16, 2012	30,000	$0.10
Issued February 23, 2012	230,000	$0.10
Issued November 29, 2012	50,000	$0.50
Exercised March 23, 2011	(220,000)	$0.10
Outstanding and exercisable, at December 31, 2012	2,248,928	$0.29
Issued January 1, 2013	25,000	$0.01
Issued March 1, 2013	457,875	$0.001
Issued March 14, 2013	420,000	$0.001
Issued March 25, 2013	110,000	$1.00
Issued April 5, 2013	480,000	$0.001
Issued May 30, 2013	1,683,000	$0.001
Issued July 1 ,2013	200,000	$0.20
Issued July 10 ,2013	230,000	$0.65
Issued August 15,2013	400,000	$0.001
Issued October 1,2013	80,000	$1.48
Issued October 4,2013	75,000	$0.001
Issued November 25,2013	700,000	$0.001
Issued November 28,2013	380,000	$0.001
Issued December 2,2013	375,000	$0.001
Issued December 3,2013	100,000	$0.001
Issued December 9,2013	1,200,000	$0.001
Issued December 9,2013	12,000	$0.001
Issued December 18,2013	150,000	$0.001
Issued December 31,2013	50,000	$1,48
Exercised	(1,064,875)	$0.001
Expired	(115,000)	$1.50
Outstanding and exercisable, at December 31, 2013	8,196,928	$0.12

In addition to the regular warrants detailed in the table above, there are issued and outstanding 533,336 Series A warrants with an exercise price of $0.39 per share and a maturity date of February 28, 2018. The 133,336 Series B warrants with an exercise price of $1.50 per share and a maturity date of August 16, 2013 are now expired.

The intrinsic value of warrants outstanding at December 31, 2013 was $4,480,098.

Contingent Warrant Issuance

On July 20, 2012, the Company’s board of directors approved the issuance of 300,000 stock purchase warrants, with an exercise price of $0.001 per share and a five-year life, from date of issuance, to the Company’s President, Joseph Kristul, contingent on his successful negotiation of a major sales contract. The major sales contract agreement has not yet been reached by the Company.

NOTE 10 – RELATED PARTY TRANSACTIONS

Fees charged by Shareholder

During the years ended December 31, 2013 and 2012, the Company was charged $723,000 and $317,000 by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The amounts are included in accounts payable and accrued liabilities related parties. The Company paid $780,900 (through the issuance of shares) and $44,000 to the consultant during the years ended December 31, 2013 and 2012, respectively. The Company has an outstanding balance as of December 31, 2013 and 2012 of $427,842 and $485,468, respectively.

Principal Debt Payments

During the year ended December 31, 2013, the Company made principal payments of $118,030 on its note payable to NTI related to the 2011 acquisition of the license rights for Coatings in Europe. The note matures on May 29, 2015, does not bear interest, and no payments are required prior to maturity. The balance of the note was $682,451 and $800,481at December 31, 2013 and 2012, respectively.

Shared Administrative Costs

The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. During 2013 and 2012, the allocation of such shared costs between the Company and NTI was 80% and 20%, respectively. Rent expense for the years ended December 31, 2013 and 2012 was $45,000 and $45,000, respectively.

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

The effective tax rate of the Company is reconciled to statutory tax rates as follows for the years ended December 31, 2013 and 2012:

	2013		2012

US federal statutory tax rate	34%		34%

Change in US valuation allowance	(34%	)	(34%	)

Effective tax rate	-		-

Deferred tax assets consist of the following as of December 31:

	2013	2012

Net operating loss carryforward	$5,809,000	$3,672,000

Valuation allowance	(5,809,000)	(3,672,000)

Deferred tax asset	$-	$-

The Company has non-capital losses carried forward of approximately $12,939,000 which expire beginning in 2031. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has an option expiring July 12, 2016 to issue a controlling stake in the Company amounting to 52.5% to a related party for a perpetual exclusive license to manufacture and sell Nanotech Products for all North America, South America and Europe. If this option is exercised, the Company will have a similar option for the territory of Asia to issue and additional 10% ownership stake in the Company.

The Company is delinquent on its state and federal payroll tax remittances. The State of California has issued a Notice of State Tax Lien against the property and rights owned by the Company covering interest and penalties for non-payment of payroll remittances.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company issued the following shares:

  540,000 shares of common stock valued on the dates of issuances in the amount of $270,000 for consulting services.
  2,330,000 shares of common stock valued on the dates of issuances in the amount of $1,206,000. $233,000 as payment for accounts payable and accrued liabilities to a related party and the remaining $973,000 were recorded as loss on settlement of debt.
  154,315 shares of common stock valued on the dates of issuances in the amount of $ 93,000. $51,000 applied against payroll liabilities and the remaining $42,000 recognized as a loss on settlement of debt ,
  14,700 shares of common stock valued on the dates of issuances in the amount of $7,000. $2,900 to pay interest expenses and the remaining $4,300 recognized as a loss on settlement of debt ,
  150,000 shares of common stock on a cashless exercise of 150,000 warrants.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our President and Chief Executive Officer, concluded that our disclosure controls and procedures were not effective and are not designed at a reasonable level to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act as of the end of the period covered by this annual report for the purpose of gathering, analyzing and disclosing of information within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure. The Company has undertaken steps to remedy this and improve the effectiveness of its disclosure controls and procedures.

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

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our internal controls and procedures over financial reporting as of December 31, 2013, covered by this annual report, based on the criteria framework established in Internal Control – Integrated Framework issued be the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our President and Chief Executive Officer, concluded that our internal controls and procedures were not effective as of the December 31, 2013, covered by this annual report.

As of December 31, 2013, we identified material weaknesses in certain controls related to the financial statement close and reporting process that were not functioning effectively to properly accrue certain expenses and classify some expenses in the financial statements. We also did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel ro reduce the risk that a potential material misstatement of the financial statements would occur without being detected or prevented. Management concluded that these control deficiencies constituted a material weakness at December 31, 2013. We are currently in the development stage, and although we have hired qualified resources to carry out our day-to-day accounting and financial reporting obligations, we have not yet reached the point at which we have adequate resources to address all accounting procedures, especially the process to close our financial records at each reporting period in a timely manner. These control weaknesses were, in part, due to lack of adequate funding during the period in which the financial statements were being prepared.

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

Directors and Executive Officers.

The current directors and executive officers of the Registrant are as follows:

Name	Age	Position(s)
Joseph Kristul	65	Director, President, Treasurer and Chief Executive Officer
Darin Nellis	44	Secretary , Director of Sales & Marketing
Alex Trossman	64	Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires or directors and officers, and the persons who beneficially own more than ten percent (10%) of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 2013.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joseph Kristul Director, President, Chief Executive Officer and Chief Financial Officer	2013	$0	0	0	$244,368	0	0	0	0

Compensation of Executive Officers

Mr. Kristul received $480,000 warrants for a fair value of $244,368 in 2013 included in stock based compensation.

Employment Agreements

The Company has not entered into any employment agreements with our executive officers or other employees to date.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2013. No equity awards were made during the fiscal year ended December 31, 2013.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2013.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2013.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2013.

Potential Payments upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides information about the beneficial ownership of the Common Stock as of December 31, 2013, by each of the current directors and executive officers, by all directors and executive officers as a group and by each person known to the Registrant who is the beneficial owner of more than 5% of any class of the Registrant’s securities. Unless otherwise noted, the persons listed below have sole voting and investment power with respect to the shares reported.

	Beneficial Ownership

Name of Beneficial Owner	Total Shares (2)		Percent of Class (4)

Joseph Kristul (1) Director, President, Treasurer and Chief Executive Officer	500,000	(3)	4.48%
Darin Nellis (1), Secretary	189,473		1.70%
Alex Trossman (1), Director	62,500		0.56%
Eugene Shenkar	412,000		3.69%
All Directors and Executive Officers as a Group (3 Persons)	751,973		6.73%

(1)	Executive officer and/or director of the Company.
(2)	Represents the total number of shares of Common Stock owned as of December 31, 2013.
(3)	Represents 400,000 shares of common stock issued to Mr. Kristul and 100,000 shares issued to his wife, Maria Kristul.
(4)	The percentages listed in the percent of class column are based upon 11,167,513 issued and outstanding shares of Common Stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

GBH CPAs PC (“GBH”) served as our independent registered public accounting firm for our fiscal year ended December 31, 2013 and 2012. Our previous auditor, LBB & Associates Ltd., LLP served as our independent registered public accounting firm for our fiscal year ended December 31, 2011 and up to the third quarter ended September 30, 2012 resigning on March 12, 2013. The following table shows the fees that were billed for the audit and other services provided by the firm for the fiscal year indicated.

	Fiscal Year Ended	Fiscal Year Ended
	Dec. 31, 2013	Dec. 31, 2012

Audit Fees	$76,500	$73,383
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$76,500	$73,383

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting. The audit and tax fees paid to the auditors with respect to our fiscal year ended December 31, 2013 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29,2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29,2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (8)
10.11	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated October 18, 2011 (9)
10.12	Convertible Debenture Agreement Dated February 21, 2012 (10)
10.13	Third Amendment of Licensing Agreement entered into the 12th day of July 2010 (11)
10.14	Amendment Agreements to Convertible Debenture Agreements dated April 29,2011 and February 21,2012(12)
10.15	Fourth Amendment of Licensing Agreement entered into the 12th day of July 2010 (13)
10.16	Fifth Amendment of Licensing Agreement entered into the 12th day of July 2010 (14)
10.17	Sixth Amendment of Licensing Agreement entered into the 12th day of July 2010 (15)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3 Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 30,2010
(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14,2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3,2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6,2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7,2011
(9) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on October 18,2011
(10) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 21,2012
(11) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on June 28,2013
(12) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 20,2013
(13) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on December 13,2013
(14) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 31,2014
(15) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on April 9,2014

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2014	HYBRID COATING TECHNOLOGIES INC
(Registrant)

By:	/s/ Joseph Kristul
Name: Joseph Kristul
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kristul		May 2, 2014
Joseph Kristul	President and Chief Executive
Officer,
(Principal executive officer
principal financial and
accounting officer)

/s/ Alex Trossman		May 2, 2014
Alex Trossman	Director

-39