Form 10-K/A
period 2013-12-31
HYBRID Coating Technologies Inc.
filed 2014-05-06
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-K for the period ended December 31, 2013, filed with the Securities and Exchange Commission on May 2, 2014 (the “Form 10-K”), is to furnish interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

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

The modification of the maturity and exercise price of the above warrants resulted in a fair value of $241,697 which was recorded as a loss on modification with a corresponding increase in additional paid-in capital using the Black-Scholes method according to the following assumptions:

Expected volatility	128.26% - 152.79%
Exercise price	$0.39-$0.50
Stock price	$0.39
Expected life	0.67 - 4.67 years
Risk-free interest rate	0.15% - 0.41%
Dividend yield	$ Nil

Warrants

A summary of the activity in the Company's warrants during the years ended December 31, 2013 and 2012 is presented below:

		Weighted Average
	Number of Warrants	Exercise Price

Outstanding at December 31, 2011	2,158,928	$0.28
Issued February 16, 2012	30,000	$0.10
Issued February 23, 2012	230,000	$0.10
Issued November 29, 2012	50,000	$0.50
Exercised March 23, 2011	(220,000)	$0.10
Outstanding and exercisable, at December 31, 2012	2,248,928	$0.29
Issued January 1, 2013	25,000	$0.01
Issued March 1, 2013	457,875	$0.001
Issued March 14, 2013	420,000	$0.001
Issued March 25, 2013	110,000	$1.00
Issued April 5, 2013	480,000	$0.001
Issued May 30, 2013	1,683,000	$0.001
Issued July 1 ,2013	200,000	$0.20
Issued July 10 ,2013	230,000	$0.65
Issued August 15,2013	400,000	$0.001
Issued October 1,2013	80,000	$1.48
Issued October 4,2013	75,000	$0.001
Issued November 25,2013	700,000	$0.001
Issued November 28,2013	380,000	$0.001
Issued December 2,2013	375,000	$0.001
Issued December 3,2013	100,000	$0.001
Issued December 9,2013	1,200,000	$0.001
Issued December 9,2013	12,000	$0.001
Issued December 18,2013	150,000	$0.001
Issued December 31,2013	50,000	$1.48
Exercised	(1,064,875)	$0.001
Expired	(115,000)	$1.50
Outstanding and exercisable, at December 31, 2013	8,196,928	$0.12

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

Date: May 5, 2014	HYBRID COATING TECHNOLOGIES INC
(Registrant)

By:	/s/ Joseph Kristul
Name: Joseph Kristul
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kristul		May 5, 2014
Joseph Kristul	President and Chief Executive
Officer,
(Principal executive officer
principal financial and
accounting officer)

/s/ Alex Trossman		May 5, 2014
Alex Trossman	Director

-39