Form 10-Q
period 2014-03-31
HYBRID Coating Technologies Inc.
filed 2014-05-20
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

16,001,020 shares of the issuer’s common shares, par value $.001 per share, were issued and outstanding as of May 20, 2014.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as of March 31, 2014 and the related unaudited consolidated statements of operations, and cash flows for the three months ended March 31, 2014 and the period from July 8, 2010 (inception) to March 31, 2014 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014 or any other subsequent period.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2014
(Unaudited)

ASSETS	March 31, 2014	December 31, 2013

Intangible assets, net of accumulated amortization	$408,550	$444,940

TOTAL ASSETS	$408,550	$444,940
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$7,727	$7,706
Accounts payable and accrued liabilities	486,767	564,289
Accounts payable and accrued liabilities-related parties	530,876	491,178
Deferred revenue	20,000	20,000
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Loans payable net of unamortized discount of $0 and $5,455 respectively	977,500	972,045
Loans payable - shareholders net of unamortized discounts and premiums of $9,577 and $21,980, respectively	1,506,581	1,343,562
Note payable – related party	612,451	682,451
Total current liabilities	4,356,902	4,296,231
Convertible debentures	1,396,858	1,396,858
Derivative liability	470,836	816,488
Total liabilities	6,224,596	6,509,577
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 14,356,528 shares and 11,167,513 shares issued and outstanding , respectively	14,357	11,168
Additional paid-in capital	12,385,725	10,712,971
Deficit accumulated during development stage	(18,216,128)	(16,788,776)
Total stockholders’ deficit	(5,816,046)	(6,064,637)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$408,550	$444,940

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months ended March 31, 2014 and 2013
and the Period from July 8, 2010 (Inception) through March 31, 2014
(Unaudited)

	Three months ended	Three months ended	July 8, 2010 (inception) through
	March 31, 2014	March 31, 2013	March 31, 2014
Revenues	$29,370	$2,778	$138,163
Cost of sales	1,994	1,250	71,344
Gross-margin	27,376	1,528	66,819
Operating expenses
General and administrative	605,946	504,388	11,029,485
Impairment of intangible assets	-	-	631,917
Amortization of intangible assets	36,390	54,660	709,533

Total operating expenses	642,336	559,048	12,370,935
Loss from operations	(614,960)	(557,520)	(12,304,116)
Warrant modification expense	-	-	(241,697)
Loss on extinguishment of debt	(1,018,529)	(10,169)	(2,403,832)
Change in fair value of derivative liability	345,652	(6,232)	519,534
Gain on foreign currency	2,430	-	4,500
Interest expense	(141,945)	(200,390)	(3,790,517)
Net loss	$(1,427,352)	$(774,311)	$(18,216,128)
Basic and diluted net loss per common share	$(0.11)	$(0.12)
Basic and diluted weighted average number common of shares	13,325,668	6,560,633

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2014 and 2013
and the Period from July 8, 2010 (inception) through March 31, 2014
(Unaudited)

	Three months ended	Three months ended	July 8, 2010 (inception) through
	March 31, 2014	March 31 ,2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,427,352)	$(774,311)	$(18,216,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	338,250	228,509	6,493,260
Warrant modification expense	-	-	241,697
Impairment of samples and supplies	-	-	10,136
Interest paid through issuance of shares	-	11,949	303,143
Amortization of intangible asset	36,390	54,660	709,533
Impairment of intangible assets	-	-	631,917
Loss on extinguishment of debt	1,018,529	10,169	2,403,832
Interest expense from revaluation of SSCD warrants	-	-	1,180,886
Change in fair value of derivative liability	(345,652)	6,232	(519,534)
Interest expense on beneficial conversion feature related to SSCD warrants	-	-	126,607
Interest imputed from notes payable - related party	32,000	34,714	334,916
Incentive and interest paid on prepayment of debt	-	-	25,833
Amortization of debt discounts	17,859	75,882	1,030,168
Gain on Foreign currency	(2,430)	-	(4,500)
Change in operating assets and liabilities:
Samples and supplies	-	-	(10,136)
Accounts payable and accrued liabilities	206,402	44,664	1,018,144
Accounts payable and accrued liabilities - related parties	42,638	139,304	1,397,216
Bank indebtedness	21	-	15,510
Deferred revenue	-	-	20,000
Net cash used in operating activities	(83,345)	(168,228)	(2,807,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of intangible asset	-	-	150,000
Net cash provided in investing activities	-	-	150,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Convertible Debentures	-	-	970,500
Proceeds from Senior Secured Convertible Debentures	-	-	400,000
Proceeds from exercise of warrants	300	-	25,675
Proceeds from loans payable - shareholders	308,111	340,670	2,748,853
Repayments from loans payable - shareholders	(155,066)	(125,912)	(1,279,954)
Proceeds from loans payable	-	-	1,018,375
Repayments of note payable - related party	(70,000)	(46,530)	(1,225,949)
Net cash provided by financing activities	83,345	168,228	2,657,500

INCREASE (DECREASE) IN CASH	-	-	-

CASH, BEGINNING	-	-	-
CASH, ENDING	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
For the Three Months ended March 31, 2014 and 2013
and the Period from July 8, 2010 (inception) through March 31, 2014
(Unaudited)

			July 8, 2010
	Three months ended	Three months ended	(inception) through
	March 31, 2014	March 31, 2013	March 31, 2014

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$10,750	$36,763	$133,980
Income taxes	$-	$-	$-

Non cash financing transactions:
Reclassification of bank overdrafts to payables	$-	$16,037	$8,500
Acquisition of intangible asset through issuance of note payable	$-	$-	$1,900,000
Discount arising from warrants attached to issuance of SSCD	$-	$-	$273,393
Discount arising from loans payable - shareholders	$-	$9,148	$140,531
Reclassification of accrued interest to convertible debentures	$-	$-	$-
Discount arising from loans payable - shareholders	$-	$-	$23,705
Transfer of loans and SSCD to Convertible Debentures	$-	$-	$310,000
Reclassification of accrued interest to SSCD	$-	$-	$14,167
Fair value of derivative convertible debenture	$-	$-	$604,969
Reclassification of note payable to accounts payable	$-	$11,600	$11,600
Shares issued for premium on shareholder loans	$-	$-	$64,000
Common stock issued and payable for accounts payable	$50,924	$-	$50,924
Common stock issued and payable for interest accrual	$2,940	$-	$172,989
Common stock issued for settlement of accounts payable - related party	$233,000	$-	$1,013,900
Cashless exercise of warrants	$150	$-	$1,043
Warrants issued to pay shareholder loan	$-	$-	$125,022
Warrants issued for settlement of rent liability and prepaid rent	$-	$33,750	$116,250

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2014
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Hybrid Coating Technologies Inc. (the “Company”, “HCT”) formerly EPOD Solar Inc., was incorporated in the State of Nevada on July 8, 2010.

The Company manufactures and sells under license, alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™, including coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder).

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc., included in Form 10-K filed on May 2, 2014 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Going Concern

The Company remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $18,216,000 since inception, and has a working capital deficit of approximately $4,357,000 as of March 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Intangible Assets - Intangible assets are comprised of intellectual property which is amortized on a straight-line basis over the asset respective life, 36 months, 60 months and 120 months. Intellectual property with a perpetual life in not amortized.

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

As of March 31, 2014 and 2013, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

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

For three months ended March 31, 2014 and 2013, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended
	March 31,	March 31,
	2014	2013
Convertible debt	2,298,065	3,108,482
Stock warrants	7,816,928	3,620,600
	10,114,993	6,729,082

Recently Issued Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Subsequent Events – The Company has evaluated all transactions occurring from March 31, 2014 to the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3 – INTANGIBLE ASSET

During 2010 and 2011, the Company acquired licensing rights from Nanotech Industries, Inc., (“NTI” or “Licensor”, a privately-held entity deemed a related party by virtue of common ownership and control), for the rights to manufacture and distribute environmentally safe coatings (“Coating Products”) using NTI’s technology. As part of the original licensing agreement signed on July 12, 2010 (see table below) the Company has the option to obtain rights for the rest of the world on an exclusive perpetual basis, in exchange for the issuance of stock to equal 62.5% of the Company’s total shares. If this option is exercised, NTI would obtain voting control of the Company.

Following is a summary of the licenses acquired to date from NTI:

					Carrying	Carrying
					Value at	Value at
	License Rights			Original	March 31,	December 31,
	Overview	Licensed Region	Term (date) of License	Cost	2014	2013
A	Coating Products	North America	June 12, 2010 6 years	$500,000	$0	$0
B	Coating Products	Russian Territory	March 17, 2011 10 years	$150,000	$33,200	$34,400
C	Coating Products	European Continent	July 7, 2011 5 years	$1,250,000	$375,350	$410,540

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

On March 31, 2014, the Company and NTI entered into a fifth amendment to the Licensing Agreement, whereby the license to sell and manufacture Licensor’s products has been expanded to include synthetic leather, sealants and adhesives (“Added Applications”). In consideration for the Added Applications, the Company shall pay the Licensor an amount equal to $2,000,000, to be paid within 36 months of the execution of this Fifth Amendment Agreement. Should the Company not pay the consideration within the deadline, the Company shall lose all rights to the Added Applications. To date, the Company has not paid any consideration pertaining to the Added Applications.

On April 9, 2014, the Company signed a sixth amendment to the Licensing Agreement with NTI extending the terms of the note from 24 months to 42 months making it payable by May 29, 2015.

On May 6, 2014, the Company signed a seventh amendment to the Licensing Agreement with NTI whereby the license to sell and manufacture Licensor’s products has been expanded to include spray foam insulation (“SFI Application”). In consideration for the SFI Application:

1)

The Company shall pay the Licensor an amount equal to $500,000, to be paid by May 6, 2015. Should the Company not pay the consideration within the deadline, the Company shall lose all rights to the SFI Application.

2)

The Company shall issue to NTI an aggregate number of shares of common stock which shall give NTI, immediately upon such issuance of shares an additional 15% ownership stake in the Company (“15% Share Issuance”), to be issued to the Licensor within 24 months of the execution of the seventh amendment agreement. Should the 15% Share Issuance not be issued within the deadline, the Company shall lose the exclusivity to the Manufacturing and Sale (both terms as defined in the Agreement) for SFI and shall solely retain such rights to SFI on a non-exclusive basis.

Activity related to intangibles is as follows for the three months ended March 31, 2014 and 2013:

	March 31,	March 31,
	2014	2013
Intangible assets, net, beginning of period	$444,940	$628,963
Purchases	-	-
Sale	-	-
Less: current amortization	(36,390)	(54,660)
Total intangible assets, net, end of period	$408,550	$572,303

The balance of intangible assets, net is as follows:

	March 31, 2014	December 31, 2013
Intangible assets	$1,118,083	$1,118,083
Less, accumulated amortization	(709,533)	(673,143)
Intangible assets, net	$408,550	$444,940

NOTE 4 – LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. This $7,500 premium has been amortized and on April 29, 2011, the lender converted $55,000 of this debt to convertible debentures. The balance at March 31, 2014 and December 31, 2013 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holder with respect to the defaults.

In 2012, the Company entered into various loan agreements totaling $681,500 at interest rates ranging from 15%-25%. These loans are all currently in default. The creditors have not called these loans.

In 2013, the Company entered into various loan agreements totaling $268,500, at interest rates ranging from 15%-16%. These loans are all currently in default. The creditors have not called these loans.

The Company recorded $5,455 and $7,229 of interest expense related to the debt discount during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, the unamortized debt discount was $0 compared to $5,455 as of December 31, 2013.

NOTE 5 – LOANS PAYABLE – SHAREHOLDERS

During the year ended December 31, 2013, the Company received $708,846 in shareholders advances and repaid $360,696. Except for a loan maturing in June 2014 in the amount of $82,667, the loans are all due and in default. The creditors have not called these loans.

During the first quarter ended March 31, 2014, the Company received $308,111 in shareholder loans and repaid $155,066.

During the three months ended March 31, 2014 and 2013, the Company recorded interest expense related to the amortization of debt discounts of $12,404 and $16,900, respectively, related to all loans from shareholders. The Company had an outstanding balance of $1,506,581 and $1,343,562, with related discounts of $9,577 and $21,980 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 6 –CONVERTIBLE DEBENTURES

On April 29, 2011, the Company issued convertible debentures for proceeds of $1,201,000 (the “April 29” debenture) and on February 21, 2012, issued an additional $119,500 (the “Feb 21” debenture and together the “Debentures”) with a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are held by third parties and by non-controlling shareholders, and are convertible as follows:

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

On November 20, 2013, the Company entered in an amendment agreement modifying its terms with both the April 29 and Feb 21 debenture holders as follows:

1) The maturity date of the Debentures was extended by a period of 24 months to April 29, 2016 and February 21, 2017, respectively.

2) Each Unit into which the Debentures are convertible shall be comprised of 2 stock purchase warrants at an exercise price per share equal to the conversion price. The warrants shall expire 36 months from the date of issuance.

As consideration for the amendments, the Company issued a total of 400,152 shares to the debenture holders at a price of $0.33 per share.

The amendment resulted in an extinguishment of both the April 29 and Feb 21 Debentures as the present value of the new convertible debentures exceeded the present value of the old debentures by greater than 10%.

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

The Company measured the fair value of the embedded derivatives in the Feb 21 debentures, which was $23,090 on the date of the amendments and recorded a gain of $6,071 for the change in fair value of the derivative liabilities.

The Company recorded a loss on extinguishment of debt on the Feb 21 debenture of $113,195 and the new debt was recorded at its fair value of $128,405 with a corresponding derivative liability of $102,150.

Interest of $32,560 has been accrued for both the quarters ended March 31, 2014 and March 31, 2013. No interest payments were made during the three months ended March 31, 2014. Interest payments will be made during the second quarter ended June 30, 2014. During the three months ended March 31, 2013, $11,949 in interest was paid through the issuance of 29,875 shares of common stock. The balance of the debentures both at March 31, 2014 and December 31, 2013 was $1,396,858.

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability of $558,248 as of April 29, 2011 and of $46,721 at February 21, 2012, which was recorded to additional paid-in capital for each issuance. The Company recorded an unrealized gain (loss) of ($264,366) and $360,461 to reflect the value of the derivative liability as $816,488 and $166,721 as of December 31, 2013 and 2012, respectively. To reflect the change in fair value for the quarter ended March 31, 2014, the Company recorded a gain of $345,652.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended March 31,
	2014	2013
Beginning balance	$816,488	$166,721
Total (gains) and losses	(345,652)	6,232
Settlements	-	-
Additions	-	-
Transfers	-	-
Ending balance	$470,836	$172,953

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2014 and 2013	$345,652	(6,232)

NOTE 9– STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2014, the Company issued a total of 2,330,000 shares of common stock to a shareholder-creditor and a related party for payment, based on the market price on the date of grant, against accounts payable and accrued liabilities related parties of $233,000 and recognized a loss on settlement in the amount of $972,600. The Company issued 154,315 shares of common stock to an officer as payment based on the market price on the date of grant, against payroll liabilities (included in accounts payable and accrued liabilities) of $50,924 and recognized a loss on settlement in the amount of $41,666. The Company issued 240,334 shares to consultants as payment for services with a fair value of $113,750 based on the market price on the date of grant, and 14,700 shares of common stock to a shareholder- creditor for accrued interest of $2,940 and recognized a loss on settlement in the amount of $4,263 based on the market price on the date of grant.

In addition, during the three months ended March 31, 2014, warrant holders exercised 150,000 warrants for 149,666 shares on a cashless basis with a reduction in additional paid in capital of $150. Also, 300,000 shares were issued from the exercise of warrants for cash proceeds of $300.

Warrants

A summary of the activity in the Company's warrants during the three months ended March 31, 2014 is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable, at December 31, 2013	8,266,928	$0.12
Exercised	(450,000)	$.001
Outstanding and exercisable, at March 31, 2013	7,816,928	$0.12

In addition to these regular warrants, the 533,336 Series A warrants with an exercise price of $0.125 per share and a maturity date of February 14, 2014 expired during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company recorded $224,500 for amortization of warrants expense.

The intrinsic value of warrants outstanding at March 31, 2014 was $1,701,583.

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

NOTE 10– RELATED PARTY TRANSACTIONS

Fees charged by Shareholder

During the three months ended March 31, 2014 and 2013, the Company was charged $191,000 and $123,000, respectively by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The amounts are included in accounts payable and accrued liabilities to related parties. The Company has an outstanding balance as of March 31, 2014 and December 31, 2013 of $418,222 and $427,842, respectively.

Principal Debt Payments

During the three months ended March 31, 2014, the Company made principal payments of $70,000 on its note payable to NTI related to the 2011 acquisition of the license rights for coatings in Europe. The note matures on May 29, 2015, does not bear interest, and no payments are required prior to maturity. The balance of the note was $612,451 and $682,451 at March 31, 2014 and December 31, 2013, respectively.

Shared Administrative Costs

The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. Rent expense for the quarters ended March 31, 2014 and 2013 was $11,250.

NOTE 11– SUBSEQUENT EVENTS

Subsequent to the three months ended March 31, 2014, the Company has issued the following shares:

-1,600,000 shares of common stock valued on the dates of issuances for approximately $384,000. $80,000 as payment for accounts payable and accrued liabilities to a related party and the remaining $304,000 was recorded as loss on extinguishment of debt.

-15,000 shares valued at $4,050 to a shareholder for consulting services;

-29,492 shares valued at $9,143 to a secured lender for interest on a loan; All shares issued were valued using the market price on the date of grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Management’s Discussion and Analysis (“MD&A”) is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company’s operations and financial position. Some sections of this report contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, and the factors described under “Risk Factors” contained in the Company’s Form 10-K Report filed May 2, 2014. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. The Company’s actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

The following information should be read in conjunction with the unaudited financial statements for the period ended March 31, 2014 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT,” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the period ended March 31, 2014.

Overview

Company Background

HCTs principal office is located in Daly City, California, U.S.A.

As of March 31, 2014, HCT had 2 employees.

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

HCT is currently at the commencement of the commercialization phase of its business model. HCT plans on significantly expanding its sales and client base by promoting the NTI Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships. The Company expects to have significant sales by the end of 2014.

Results of Operation

HCT is a developmental stage company and as such does not yet have any revenues. Management is in talks with prospective clients and the Company expects to have revenues in this fiscal year. For the period January 1 through March 31, 2014 : the Company had sample sales of $29,370 and associated cost of sales of $1,994, general and administration expenses totaling $605,946, after removing stock–based compensation of $338,250 amounted to $267,695, with only non-cash charges related to the amortization of intangible asset of $36,390, amortization of debt discounts of $17,859, imputed interest on notes payable – related party of $32,000 (all included in interest expense of $141,945) loss on extinguishment of debt $1,018,529, a gain on foreign currency of $2,430, and a gain in the fair value of the derivative liability of $345,652, all leading to a net loss of $1,427,352. However, the Company expects to significantly increase operating expenses including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

General and administrative expenses totaled $605,946 for the three months ended March 31, 2014, as compared to $504,388 for the three months ended March 31, 2013, representing a 25% increase from the prior corresponding period. Included in general administrative expenses for the periods ended March 31 are the following:

	Three months ended March 31,		%
	2014	2013	change
Professional Fees	$187,165	$166,195	15%
Payroll	31,393	52,208	(40%	)
Stock-based compensation (non-cash)	338,250	228,509	48%
Rent, supplies and general office costs	35,473	34,760	(2%	)
Travel and tradeshows	13,665	22,716	(40%	)

Total	$605,946	$504,388	20%

Professional fees were $187,165 for the three months ended March 31, 2014 compared to $166,195 for the three months ended March 31, 2013. Professional fees increased due to greater use of consultants for financing, sales and marketing purposes.

Payroll was $31,393 for the quarter ended March 31, 2014 compared to $52,208 for the corresponding prior year’s quarter. Payroll decreased due to a reduction in employees from three to two.

Stock-based compensation was $338,250 for the quarter ended March 31, 2014 compared to $228,509 for the quarter ended March 31, 2013. Stock-based compensation increased from the prior year’s period due to the Company included amortization of warrants issued to consultants in 2013 in accordance with vesting terms.

Rent, supplies and general office costs were $35,473 for the three months ended March 31, 2014 which was no significant change from $34,760 for the three months ended March 31, 2013.

For the quarter ended March 31, 2014, travel and tradeshows were $13,665 decreasing from $22,716 for the corresponding prior year’s quarter as 2013 included tradeshow expenses of which there were none in 2014.

Liquidity and Capital Resources

The Company had no cash and equivalents as of March 31, 2014. During the quarter ended March 31, 2014, the Company received $308,111 proceeds from shareholder loans and repaid $155,066. The Company repaid $70,000 to related party note. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so.

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

Principal Cash Flows for the three months ended March 31, 2014

Operating activities for the three months ended March 31, 2014 used cash flows of $83,345 compared to $168,228 for the three months Ended March 31, 2013. The Company’s net loss for the three months ended March 31, 2014 was offset by $1,018,529 in loss on extinguishment of debt and $338,250 for stock-based compensation. The Company also had $345,652 for unrealized gain on change in derivative liability.

Financing activities for the three months ended March 31, 2014 provided cash flows of $83,345 compared to $168,228 for the three months ended March 31, 2013. The decrease in cash provided by financing activities was primarily as a result of less funds received and higher repayments of loans during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29,2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29,2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (8)
10.11	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated October 18, 2011 (9)
10.12	Convertible Debenture Agreement Dated February 21, 2012 (10)
10.13	Third Amendment of Licensing Agreement entered into the 12th day of July 2010 (11)
10.14	Amendment Agreements to Convertible Debenture Agreements dated April 29,2011 and February 21,2012(12)
10.15	Fourth Amendment of Licensing Agreement entered into the 12th day of July 2010 (13)
10.16	Fifth Amendment of Licensing Agreement entered into the 12th day of July 2010 (14)
10.17	Sixth Amendment of Licensing Agreement entered into the 12th day of July 2010 (15)
10.18	Seventh Amendment of Licensing Agreement entered into the 12th day of July 2010 (16)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 30,2010
(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14,2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3,2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6,2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7,2011
(9) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on October 18,2011
(10) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 21,2012
(11) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on June 28,2013
(12) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 20,2013
(13) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on December 13,2013
(14) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 31,2014
(15) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on April 9,2014
(16) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 8, 2014

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2014	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)