Form 10-Q
period 2014-06-30
HYBRID Coating Technologies Inc.
filed 2014-08-19
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

21,529,594 shares of the issuer’s common shares, par value $0.001 per share, were issued and outstanding as of August 15, 2014.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as of June 30, 2014 and the related unaudited consolidated statements of operations, and cash flows for the six months ended June 30, 2014 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014 or any other subsequent period.

Hybrid Coating Technologies Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS

Intangible assets, net of accumulated amortization	$372,160	$444,940

TOTAL ASSETS	$372,160	$444,940

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Bank overdraft	$8,001	$7,706

Accounts payable and accrued liabilities	476,992	564,289

Accounts payable and accrued liabilities-related parties	750,992	491,178

Deferred revenue	20,000	20,000

Stock payable	15,000	15,000

Senior secured convertible debentures	200,000	200,000

Loans payable, net of unamortized discount of $0 and $5,455 respectively	977,500	972,045

Loans payable -shareholders net of unamortized discounts and premiums of $0 and $21,890, respectively	1,698,517	1,343,562

Note payable – related party	503,451	682,451

Total current liabilities	4,650,453	4,296,231

Convertible debentures	1,320,500	1,396,858

Derivative liability	53,580	816,488

Total liabilities	6,024,533	6,509,577

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized, 17,033,474 shares and 11,167,513 shares issued and outstanding , respectively	17,033	11,168

Additional paid-in capital	13,332,647	10,712,971

Accumulated defiti	(19,002,053)	(16,788,776)

Total stockholders’ deficit	(5,652,373)	(6,064,637)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$372,160	$444,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Operations
For the Three Months and Six Months ended June 30, 2014 and 2013
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues	$-	$5,370	$29,370	$8,148

Cost of sales	-	2,417	1,994	3,667

Gross-margin	-	2,953	27,376	4,481

Operating expenses

General and administrative	698,450	807,613	1,304,397	1,312,001

Amortization of intangible asset	36,390	54,583	72,780	109,243

Total operating expenses	734,840	862,196	1,377,177	1,421,244

Loss from operations	(734,840)	(859,243)	(1,349,801)	(1,416,763)

Warrant modification expense	-	(241,697)	-	(241,697)

Loss on extinguishment of debt	(321,550)	(283,622)	(1,340,079)	(293,791)

Change in fair value of derivative liability	417,256	42,137	762,908	35,905

Loss on foreign currency translation	(3,958)	-	(1,528)	-

Interest expense	(142,833)	(228,977)	(284,777)	(429,367)

Net loss	$(785,925)	$(1,571,402)	$(2,213,277)	$(2,345,713)

Basic and diluted net loss per common share	$(0.05)	$(0.20)	$(0.15)	$(0.32)

Basic and diluted weighted average number of shares	15,362,006	7,937,155	14,330,462	7,276,066

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2014 and 2013
(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,213,277)	$(2,345,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	659,405	740,677
Warrant modification expense	-	241,697
Interest paid through issuance of shares	9,143	95,218
Amortization of intangible asset	72,780	109,243
Loss on extinguishment of debt	1,340,079	293,791
Change in fair value of derivative liability	(762,908)	(35,905)
Interest imputed from notes payable - related party	64,000	68,640
Amortization of debt discounts	27,436	162,208
Loss on foreign currency translation	1,528	-
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	65,519	36,017
Accounts payable and accrued liabilities - related parties	580,887	322,095
Bank overdraft	295	-
Net cash used in operating activities	(155,113)	(312,032)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of warrants	300	-
Proceeds from loans payable-shareholders	669,311	449,836
Repayments from loans payable-shareholders	(335,498)	(266,274)
Proceeds from loans payable	-	210,000
Repayments of note payable - related party	(179,000)	(81,530)
Net cash provided by financing activities	155,113	312,032

INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING	-	-
CASH, ENDING	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months ended June 30, 2014 and 2013
(Unaudited)

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013

Supplemental disclosure of cash flow information

Cash paid during the period for:

Interest paid	$29,075	$59,571

Income taxes	$-	$-

Non cash financing transactions:

Reclassification of bank overdrafts to payables	$-	$16,266

Discount arising from loans payable -shareholders	$-	$9,148

Discount arising from loans payable	$-	$23,705

Reclassification of note payable to accounts payable	$-	$11,600

Common stock issued and payable for accounts payable	$50,924	$-

Common stock issued and payable for interest accrual	$2,940	$94,567

Common stock issued for settlement of accounts payable -related party	$322,000	$397,500

Common stock issued and payable for principal and interest accrual on Convertible Debenture	$132,050	$-

Common stock issued and payable for Senior Secured Convertible Debentures	$29,800	$-

Cashless exercise of warrants	$150	$70

Warrants issued to pay shareholder loan	$-	$125,022

The accompanying notes are an integral part of these consolidated financial statements

Hybrid Coating Technologies Inc.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2014
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

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc., included in Form 10-K filed on May 2, 2014 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Going Concern

The Company also remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $19,002,000 since inception, and has a working capital deficit of approximately $4,650,000 as of June 30, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

As of June 30, 2014 and 2013, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs. Stock-Based Compensation – For stock and stock options awarded in return for services rendered, the expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Earnings (Loss) Per Share - Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

For six months ended June 30, 2014 and 2013, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Six Months Ended
	June 30,
	2014	2013

Convertible debt	2,324,394	3,108,482
Stock warrants	7,816,928	4,589,428
	10,141,322	7,697,910

Recently Issued Accounting Pronouncements – In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-10 “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. ASU 2014-10 eliminates all incremental financial reporting requirements for development stage entities by removing ASC Topic 915 “Development Stage Entities”, from the FASB Accounting Standards Codification. The ASU 2014-10 clarified that the guidance in Topic 275 “Risks and Uncertainties” is applicable to entities that have not yet commenced operations. Accordingly, upon adopting the ASU 2014-10 and eliminating development stage information, entities should re-evaluate their disclosures under Topic 275. The Company decided to early adopt this pronouncement as of the second quarter of 2014. As a result, cumulative information in the Company’s statements of operations, its statements of cash flows and the notes to its unaudited consolidated financial statements was removed.

Subsequent Events – The Company has evaluated all transactions occurring between the period ended June 30, 2014, and through the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3 – INTANGIBLE ASSETS

During 2010 and 2011 the Company acquired licensing rights from Nanotech Industries, Inc., (“NTI” or “Licensor”, a privately-held entity deemed a related party by virtue of common ownership and control), for the rights to manufacture and distribute environmentally safe coatings (“Coating Products”) using NTI’s technology. As part of the original licensing agreement signed on July 12, 2010 (see table below) the Company has the option to obtain rights for the rest of the world on an exclusive perpetual basis, in exchange for the issuance of stock to equal 62.5% of the Company’s total shares. If this option is exercised, NTI would obtain voting control of the Company.

Following is a summary of the licenses acquired to date from NTI:

	License Rights Overview	Licensed Region	Term (date) of License	Original Cost	Carrying Value at June 30, 2014	Carrying Value at December 31, 2013
A	Coating Products	North America	June 12, 2010 6 years	$500,000	$0	$0
B	Coating Products	Russian Territory	March 17, 2011 10 years	$150,000	$32,000	$34,400
C	Coating Products	European Continent	July 7, 2011 5 years	$1,250,000	$340,160	$410,540

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

On December 13, 2013, the Company entered into a fourth amendment to the Licensing Agreement, whereby the license to sell and manufacture the Licensor’s products has been expanded to include polyurethane foam for the textile industry. On March 31, 2014, the Company and NTI entered into a fifth amendment to the Licensing Agreement, whereby the license to sell and manufacture Licensor’s products has been expanded to include synthetic leather, sealants and adhesives (“Added Applications”).In consideration for the Added Applications, the Company shall pay the Licensor an amount equal to US $2,000,000 (two million USD) (“Consideration”), to be paid within 36 (thirty-six) months of the execution of this Fifth Amendment Agreement (“Deadline”). Should the Company not pay the Consideration within the Deadline, the Company shall lose all rights to the Added Applications. To date the company has not paid any consideration pertaining to the Added Applications.

On April 9, 2014, the Company signed a sixth amendment to the Licensing Agreement with NTI extending the terms of the note from 24 months to 42 months making it payable by May 29, 2015.

On May 6, 2014, the Company signed a seventh amendment to the Licensing Agreement with NTI whereby the license to sell and manufacture Licensor’s products has been expanded to include spray foam insulation (“SFI Application ”).In consideration for the SFI Application:

1)

The Company shall pay the Licensor an amount equal to US $500,000 (five hundred thousand USD) (“Consideration”), to be paid by May 6, 2015. Should the Company not pay the Consideration within the Deadline, the Company shall lose all rights to the SFI Application.

2)

The Company shall issue to NTI an aggregate number of shares of common stock which shall give NTI , immediately upon such issuance of shares an additional 15% ownership stake in the Company (“15% Share Issuance”), to be issued to the Licensor within 24 (twenty-four) months of the execution of this Seventh Amendment Agreement (“15% Issuance Deadline”). Should the 15% Share Issuance not be issued within the Issuance Deadline, the Company shall lose the Exclusivity to the Manufacturing and Sale (both terms as defined in the Agreement) for SFI and shall solely retain such rights to SFI on a non-exclusive basis.

Intangibles activity is as follows for the six months ended June 30, 2014 and 2013:

	June 30,	June 30,
	2014	2013
Intangible asset, net, beginning of period	$444,940	$626,963
Purchases	-	-
Sale	-	-
Impairment	-	-
Less: current amortization	(72,780)	(109,243)
Total intangible asset, net	$372,160	$517,720

The balance of intangible assets, net is as follows:

	June 30, 2014	December 31, 2013
Intangible assets	$1,118,083	$1,118,083
Less, accumulated amortization	(745,923)	(673,143)
Intangible assets, net	$372,160	$444,940

NOTE 4 – LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. This $7,500 premium has been amortized and on April 29, 2011, the lender converted $55,000 of this debt to convertible debentures. The balance at June 30, 2014 and December 31, 2013 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holder with respect to the defaults.

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

The Company recorded $5,455 and $22,654 of interest expense related to the debt discount during the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, total interest expense was $81,552 and $69,979, respectively, and the total interest paid was $18,792 and $35,204, respectively. At June 30, 2014 the unamortized debt discount was $0 compared to $5,455 as of December 31, 2013.

NOTE 5 – LOANS PAYABLE – SHAREHOLDERS

During the year ended December 31, 2013, the Company received $708,846 in shareholders' advances and repaid a total of $360,696. Except for demand loans totaling $653,040 and a shareholder loan totaling $72,457 originally maturing July 20,2014 that was extended to January 20, 2015 subsequent to year end, the remaining loans totaling $973,020 are all due and in default. The creditors have not called these loans.

During the six months ended June 30, 2014, the Company received $669,311 in shareholder loans and repaid $335,498. During the six months ended June 30, 2014 and 2013, the Company recorded interest expense related to the amortization of debt discounts of $21,981 and $16,121, respectively, related to all loans from shareholders. As of June 30, 2014 and 2013, the total interest expense was $33,950 and $44,230, respectively, and the total interest paid on loans from shareholders was $7,671 and $24,367. The Company had an outstanding balance of $1,698,517 and $1,343,562, with related discounts of $0 and $21,980 for the six months ended June 30, 2014 and year ended December 31, 2013, respectively.

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

Interest of $65,482 has been accrued for the six months ended June 30, 2014 and June 30, 2013. Interest of $ 55,692 and principal of $ $76,358 was paid through the issuance of 432,454 shares at a fair value of $132,050 during the second quarter ended June 30, 2014. During the six months ended June 30, 2013, $140,877 in interest was paid through the issuance of 420,567 shares of common stock. The balance of the debentures both at June 30, 2014 and December 31, 2013, was $1,320,500 and $1,396,858.

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

During the period ended June 30, 2014, the Company issued 100,000 shares to pay accrued interest of $29,800,

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability of $558,248 as of April 29, 2011 and of $46,721 at February 21, 2012, which was recorded to additional paid-in capital for each issuance. The Company recorded an unrealized gain (loss) of ($264,366) and $360,461 to reflect the value of the derivative liability as $816,488 and $166,721 as of December 31, 2013 and 2012, respectively. To reflect the change in fair value for the six months ended June 30, 2014, the Company recorded a gain of $762,908.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Six Months Ended June 30,
	2014	2013
Beginning balance	$816,488	$166,721
Total gains	(762,908)	(35,905)
Settlements	-	-
Additions	-	-
Transfers	-	-
Ending balance	$53,580	$130,816

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of June 30, 2014 and 2013	$762,908	35,905

NOTE 9– STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2014, the Company issued the following shares:

- 4,095,000 shares of common stock to a shareholder-creditor and a related party for payment, based on the market price on the date of grant, against accounts payable and accrued liabilities to related parties of $322,000 and recognized a loss on settlement in the amount of $1,294,150,

- 432,454 shares at a fair value of $132,050 paying accrued interest of $ 55,692 and principal of $76,358,

- 154,315 shares of common stock to an officer as payment, based on the market price on the date of grant, against payroll liabilities (included in accounts payable and accrued liabilities) of $50,924 and recognized a loss on settlement in the amount of $41,666,

- 540,334 shares to consultants as payment for services with a fair value of $167,750, based on the market price on the date of grant,

- 100,000 shares to the Senior Secured Convertible Debenture holder for fair value of $29,800 as payment for accrued interest,

- 50,000 shares to a creditor at fair value of $14,900 as payment for accrued interest on loans payable,

- 44,192 shares of common stock to a shareholder- creditor; $9,143 for interest expense, $2,940 for accrued interest and $4,263 for a recognized loss on settlement based on the market price on the date of grant.

In addition, during the six months ended June 30, 2014, warrant holders exercised 150,000 warrants for 149,666 shares on a cashless basis with a reduction in additional paid in capital of $150. Also, 300,000 warrants were issued for cash proceeds of $300.

Warrants

A summary of the activity in the Company's warrants during the three months ended June 30, 2014 is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable, at December 31, 2013	8,266,928	$0.12
Exercised	(450,000)	$.001
Outstanding and exercisable, at June 30, 2014	7,816,928	$0.12

In addition to these regular warrants there are 533,336 Series A warrants with an exercise price of $0.39 per share and a maturity date of February 28, 2018.

During the six months ended June 30, 2014, the Company recorded $491,656 for amortization expense.

The intrinsic value of warrants outstanding at June 30, 2014 was $508,932.

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

NOTE 10– RELATED PARTY TRANSACTIONS

Fees Charged by Shareholder
During the six months ended June 30, 2014 and 2013, the Company was charged $522,000 and $262,000 by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The amounts are included in accounts payable and accrued liabilities to related parties. The Company has an outstanding balance as of June 30, 2014 and December 31, 2013 of $629,697 and $427,842, respectively.

Principal Debt Payments
During the six months ended June 30, 2014, the Company made principal payments of $179,000 on its note payable to NTI related to the 2011 acquisition of the license rights for coatings in Europe. The note matures on May 29, 2015, does not bear interest, and no payments are required prior to maturity. The balance of the note was $503,451 and $682,451 at June 30, 2014 and December 31, 2013, respectively.

Shared Administrative Costs
The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. Rent expense for the six months ended June 30, 2014 and 2013 was $22,500.

NOTE 11– SUBSEQUENT EVENTS

Subsequent to the six months ended June 30, 2014 the Company has issued the following shares:

-3,900,000 shares of common stock to a shareholder/creditor valued on the dates of issuances for $389,500. $132,000 as payment for accounts payable and accrued liabilities to a related party and the remaining $257,500 was recorded as loss on settlement of debt.

-350,000 shares on cash-less exercise of warrants

-105,000 shares to a shareholder creditor to extend the terms of the loan, and another 141,120 shares as payment for interest at fair value of $24,620.

All shares issued were valued using the market price on the date of grant.

On July 20, 2014 a shareholder creditor amended the terms of it’s note. An extension was granting revising the maturity date from July 20, 2014 to January 20, 2015. For consideration of this amendment, 105,000 shares were issued , and another 141,120 shares as payment for interest at total fair value of $24,620.

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

The following information should be read in conjunction with the unaudited financial statements for the period ended June 30, 2014 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT,” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the period ended June 30, 2014.

Overview

Company Background

HCTs principal office is located in Daly City, California, U.S.A. As of June 30, 2014, HCT had 2 employees.

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

HCT is currently at the commencement of the commercialization phase of its business model. HCT plans on significantly expanding its sales and client base by promoting the NTI Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships. The Company expects to have significant sales by the end of 2014. In June 2014 the Company announced that it had entered into a distribution agreement with a California based coatings distribution group that sells upwards of $100M a year in raw materials for coatings through its network.

Results of Operation

HCT is still developing its products and as such does not yet have meaningful revenues. Management is in ongoing discussions with prospective clients. However, subject to the availability of funds, the Company expects to significantly increase operating expenses including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

For the three and six month period ended June 30, 2014, the Company had sample sales of $0 and $29,370, respectively, and associated cost of sales of $0 and $1,994, respectively. General and administrative expenses totaled $698,450 and $1,304,397 for the three and six months ended June 30, 2014, respectively, as compared to $807,613 and $1,312,001 for the three and six months ended June 30, 2013, representing a 13% and1% decrease for the three and six months, respectively.

For the six months ended June 30, 2013 : the Company had gross-profit of $27,376 , general and administration expenses totaling $1,304,397, after removing stock – based compensation of $659,406 amounted to $644,991, with only non-cash charges related to the amortization of intangible assets of $72,780, amortization of debt discounts of $27,436, imputed interest on notes payable –related party of $64,000, (all included in interest expense of $284,778) loss on extinguishment of debt $1,340,079, a loss on foreign currency translation of $1,528, and a gain in the fair value of the derivative liability of $762,908 all leading to a net loss of $2,213,277.

General and administrative expenses totaled $1,304,397 for the six months ended June 30, 2014, as compared to $1,312,001 for the six months ended June 30, 2013, representing a 1% decrease from the prior corresponding period. Included in general administrative expenses for the six months ended June 30 are the following:

	Six months	Six months
	ended June 30,	ended June 30,
			%
	2014	2013	Change
Professional Fees	$492,808	$363,051	36%
Payroll	58,067	77,995	(26%	)
Stock-based compensation (non-cash)	659,405	740,677	(10%	)
Rent, supplies and general office costs	59,447	64,477	(8%	)
Travel and trade shows	34,670	65,801	(47%	)

Total	$1,304,397	$1,312,001	(1%	)

Professional fees were $492,808 for the six months ended June 30, 2014 compared to $363,051 for the six months ended June 30, 2013. Professional fees increased due to greater use of consultants for financing, sales and marketing purposes.

Payroll was $58,067 for the six months ended June 30, 2014 compared to $77,995 for the corresponding prior year’s period. Payroll decreased due to a reduction in employees from three to two.

Stock based compensation was $659,406 for the six months ended June 30, 2014 compared to $740,677 for the six months ended June 30, 2013. Stock based compensation decreased by 10% from the prior year’s period due to the decline in stock price and thus the fair value of shares issued to consultants in 2014.

Rent, supplies and general office costs were $59,446 for the six months ended June 30, 2014 a decrease of 8 % from the $64,777 for the corresponding prior year’s period due to lower shipping and delivery charges in 2014.

For the six months ended June 30, 2014, travel and tradeshows were $34,670 decreasing from $65,801 for the corresponding prior year’s period as 2013 included trade show expenses of which there were none in 2014.

Comparison of the Three Months Ended June 30, 2014 with the Three Months Ended June 30, 2013

General and administrative expenses totaled $698,450 for the three months ended June 30, 2014, as compared to $807,613 for the three months ended June 30, 2013, representing a 14% decrease from the prior corresponding period. Included in general administrative expenses for the three months ended June 30 are the following:

	Three months	Three months
	ended June 30,	ended June 30,

	2014	2013	% change
Professional Fees	$305,643	$196,856	55%
Payroll	26,674	25,787	3%
Stock-based compensation (non-cash)	321,155	512,168	(37%	)
Rent, supplies and general office costs	23,973	29,717	(19%	)
Travel and trade shows	21,006	43,085	(51%	)

Total	$698,450	$807,613	(14%	)

Professional fees were $305,673 for the three months ended June 30, 2014 compared to $198,856 for the three months ended June 30, 2013.Professional fees increased due to greater use of consultants for financing, sales and marketing purposes.

Payroll was $26,674 for the three months ended June 30, 2014 compared to $25,787 for the corresponding prior year’s period. There was no significant change.

Stock based compensation was $321,155 for the three months ended June 30, 2014 compared to $512,168 for the three months ended June 30, 2013.Stock based compensation decreased by 37% due to additional warrants issued to consultants and employees for services in 2013.

Rent, supplies and general office costs were $23,973 for the three months ended June 30, 2014 a decrease of 19 % from the $29,717 for the corresponding prior year’s period due to lower shipping an delivery charges in 2014.

For the six months ended June 30, 2014, Travel and tradeshows were $21,006 decreasing from $43,085 for the corresponding prior year’s period as 2013 included trade show expenses of which there were none in 2014.

Liquidity and Capital Resources

The Company had no cash and equivalents as of June 30, 2014. For the six-month period ended June 30, 2014, the Company received $669,311 proceeds from shareholder loans and repaid $335,498. The Company repaid $179,000 to related party note. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so.

The Company expects to raise funding through issuances of convertible debt and interest bearing loans to shareholders and third party investors.

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

Principal Cash Flows for the six months ended June 30, 2014

Operating activities for the six months ended June 30, 2014, used cash flows of $155,113 compared to $312,032 for the six months ended June 30, 2013. The Company’s net loss for the six months ended June 30, 2014 was offset by $1,340,079 in loss on settlement of debt, $659,405 for stock-based compensation, changes in operating liabilities of $649,068 and by $762,908 for unrealized gain on change in derivative.

Financing activities for the six months ended June 30, 2014, provided cash flows of $155,113 compared to $312,032 for the six months ended June 30, 2013. The decrease in cash provided by financing activities was primarily as a result of less funds received and higher repayments of loans during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

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

Date: August 19, 2014	Hybrid Coating Technologies Inc.

	BY:	/s/ Joseph Kristul
	Name:	Joseph Kristul
	Title:	President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)