Form 10-Q/A
period 2014-06-30
HYBRID Coating Technologies Inc.
filed 2014-08-20
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-Q for the period ended June 30, 2014, filed with the Securities and Exchange Commission on August 19, 2014 (the “Form 10-Q”), is to is to furnish interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Date: August 20, 2014	Hybrid Coating Technologies Inc.

	BY:	/s/ Joseph Kristul
	Name:	Joseph Kristul
	Title:	President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)