Form 10-Q
period 2014-09-30
HYBRID Coating Technologies Inc.
filed 2014-11-19
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

     There were 43,101,829 shares of the issuer’s common shares were issued and outstanding as of November 14, 2014.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as of September 30, 2014 and the related unaudited consolidated statements of operations, and cash flows for the nine months ended September 30, 2014 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014 or any other subsequent period.

Hybrid Coating Technologies Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current assets
Cash	$2,056	$-
Prepaid rent	11,250	-
	13,306	-

Intangible asset, net of accumulated amortization	735,085	444,940

TOTAL ASSETS	$748,391	$444,940

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$-	$7,706
Accounts payable and accrued liabilities	545,240	564,289
Accounts payable and accrued liabilities-related parties	381,351	491,178
Deferred revenue	20,000	20,000
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Convertible notes payable, net of unamortized discount of $93,637 and $0, respectively	17,474	-
Loans payable net of unamortized discount of $0 and $5,455, respectively	977,500	972,045
Loans payable – shareholders, net of unamortized discounts and premiums of $0 and $21,890, respectively	1,842,991	1,343,562
Note payable – related party	36,291	682,451
Total current liabilities	4,035,847	4,296,231
Convertible debentures	1,320,500	1,396,858
Derivative liabilities	192,505	816,488
Total liabilities	5,548,852	6,509,577
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 39,271,829 shares and
11,167,513 shares issued and outstanding, respectively	39,272	11,168
Additional paid-in capital	15,871,488	10,712,971
Accumulated deficit	(20,711,221)	(16,788,776)
Total stockholders’ deficit	(4,800,461)	(6,064,637)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$748,391	$444,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Operations
For the Three Months and Nine Months ended September 30, 2014 and 2013
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$-	$48,483	$29,370	$56,631
Cost of sales	-	22,312	1,994	25,979
Gross margin	-	26,171	27,376	30,652
Operating expenses
General and administrative	729,288	591,851	2,033,685	1,903,852
Amortization of intangible asset	137,075	36,390	209,855	145,633
Total operating expenses	866,363	628,241	2,243,540	2,049,485
Loss from operations	(866,363)	(602,070)	(2,216,164)	(2,018,833)
Warrant modification expense	-	-	-	(241,697)
Loss on extinguishment of debt	(627,329)	(22,000)	(1,967,408)	(315,791)
Change in fair value of derivative liabilities	14,777	11,537	777,685	47,442
Gain (loss) on foreign currency translation	603	-	(925)	-
Interest expense	(230,856)	(208,304)	(515,633)	(637,672)
Net loss	$(1,709,168)	$(820,837)	$(3,922,445)	$(3,166,551)
Basic and diluted net loss per common share	$(0.07)	$(0.09)	$(0.22)	$(0.41)
Basic and diluted weighted average number of common shares outstanding	24,279,061	8,786,457	17,601,644	7,785,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2014 and 2013
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,922,445)	$(3,166,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,136,385	1,062,703
Warrant modification expense	-	241,697
Interest paid through issuance of shares	23,255	8,828
Interest expense on derivative liability that exceeds face value of debt	53,702
Amortization of intangible asset	209,855	145,633
Loss on extinguishment of debt	1,967,408	315,791
Change in fair value of derivative liability	(777,685)	(47,442)
Interest imputed from notes payable -related party	96,000	101,776
Amortization of debt discounts	44,910	240,538
Loss on foreign currency translation	3,034	(1,572)
Change in operating assets and liabilities
Accounts payable and accrued liabilities	220,013	220,507
Accounts payable and accrued liabilities - related parties	648,549	476,604
Bank overdraft	(7,706)	-
Net cash used in operating activities	(304,725)	(401,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	300	-
Proceeds from convertible notes	100,000	-
Proceeds from loans payable-shareholders	906,671	562,648
Repayments from loans payable-shareholders	(426,190)	(335,630)
Proceeds from loans payable	-	260,000
Repayments of note payable - related party	(274,000)	(85,530)
Net cash provided by financing activities	306,781	401,488

INCREASE (DECREASE) IN CASH	2,056	-

CASH, BEGINNING	-	-
CASH, ENDING	$2,056	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months ended September 30, 2014 and 2013
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Supplemental disclosure of cash flow information

Cash paid during the period for:
Interest paid	$34,162	$85,725
Income taxes	$-	$-

Non-cash financing transactions:
Reclassification of bank overdrafts to payables	$-	$16,266
Discount arising from loans payable -shareholders	$-	$9,148
Discount arising from loans payable	$-	$23,705
Common stock issued for prepaid expenses	$11,250	$-
Reclassification of note payable to accounts payable	$-	$11,600
Common stock issued for acquisition of intangible assets	$500,000	$-
Common stock issued for accounts payable	$92,590	$-
Common stock issued for interest accrued	$32,603	$180,857
Common stock issued for settlement of accounts payable -related party	$759,071	$497,500
Common stock issued for accounts payable – related party and prepaid rent	$33,749	$-
Common stock issued for principal and interest accrual on Convertible Debentures	$55,692	$-
Common stock issued for Senior Secured Convertible Debentures	$29,800	$-
Common stock issued for payment on note payable-related party	$372,160	$-
Cashless exercise of warrants	$497	$70
Warrants issued to pay shareholder loan	$-	$125,022
Warrants issued for settlement of rent liability and prepaid rent	$-	$116,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Hybrid Coating Technologies Inc. (the “Company”, “HCT”) formerly EPOD Solar Inc., was incorporated in the State of Nevada on July 8, 2010.

The Company manufactures and sells under license, alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™, including coatings and raw binder ingredients (Green Polyurethane Monolithic Floor Coating and Green Polyurethane™ Binder).

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc., included in Form 10-K filed on May 2, 2014 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Going Concern

The Company also remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $20,711,000 since inception, and has a working capital deficit of approximately $4,023,000 as of September 30, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nanotech Industries International Inc. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Intangible Assets - Intangible assets are comprised of intellectual property which is amortized on a straight-line basis over the assets’ respective life, 24 months, 36 months, 60 months and 120 months. Intellectual property with a perpetual life in not amortized.

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

As of September 30, 2014 and 2013, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

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

For nine months ended September 30, 2014 and 2013, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Nine Months Ended
	September 30,
	2014	2013
Convertible debt	5,534,074	3,108,482
Stock warrants	8,581,592	4,589,428
	14,115,666	7,697,910

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

Subsequent Events – The Company has evaluated all transactions occurring between the period ended September 30, 2014, and through the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3 – INTANGIBLE ASSETS

During 2010 and 2011 the Company acquired licensing rights from Nanotech Industries, Inc., (“NTI” or “Licensor”, a privately-held entity deemed a related party by virtue of common ownership and control), for the rights to manufacture and distribute environmentally safe coatings (“Coating Products”) using NTI’s technology. As part of the original licensing agreement (“Agreement”) signed on July 12, 2010 (see table below) the Company has the option to obtain rights for the rest of the world on an exclusive perpetual basis, in exchange for the issuance of stock to equal 62.5% of the Company’s total shares. If this option is exercised, NTI would obtain voting control of the Company.

Following is a summary of the licenses acquired to date from NTI:

	License Rights Overview	Licensed Region	Term (date) of License	Original Cost	Carrying Value at September 30, 2014	Carrying Value at December 31, 2013
A	Coating Products	North America	June 12, 2010 6 years	$500,000	$0	$0
B	Coating Products	Russian Territory	March 17, 2011 10 years	$150,000	$30,800	$34,400
C	Coating Products	European Continent	July 7, 2011 5 years	$1,250,000	$304,970	$410,540
D	Spray Foam Insulation	North America, European Continent and Russian Territory	May 6, 2014 2 years	$500,000	$399,315	$0
	Total			$2,400,000	$735,085	$444,940

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

On March 31, 2014, the Company and NTI entered into a fifth amendment to the Licensing Agreement, whereby the license to sell and manufacture Licensor’s products has been expanded to include synthetic leather, sealants and adhesives (“Added Applications”). In consideration for the Added Applications, the Company shall pay the Licensor an amount equal to US $2,000,000 (two million USD) (“Consideration”), to be paid within 36 months of the execution of this Fifth Amendment Agreement (“Deadline”). Should the Company not pay the Consideration within the Deadline, the Company shall lose all rights to the Added Applications. To date the company has not paid any consideration pertaining to the Added Applications.

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

1)

The Company shall pay the Licensor an amount equal to US $500,000 (“Consideration”) by May 6, 2015. Should the Company not pay the Consideration within the Deadline, the Company shall lose all rights to the SFI Application.

2)

The Company shall issue to NTI an aggregate number of shares of common stock which shall give NTI , immediately upon such issuance of shares an additional 15% ownership stake in the Company (“15% Share Issuance”, “Exclusivity Shares”), to be issued to the Licensor within 24 months of the execution of this Seventh Amendment Agreement (“Issuance Deadline”). Should the 15% Share Issuance not be issued within the Issuance Deadline, the Company shall lose the exclusivity to the manufacturing and sale for the SFI Application and shall solely retain such rights to the SFI Application on a non-exclusive basis.

On August 19, 2014, the Company signed an eighth amendment to the Licensing Agreement with NTI whereby the parties amended the Agreement to expand the definition of the Exclusivity Shares for various territories and to include warrants equal to the number of shares to be issued in the 15% share issuance at the sole discretion of the Licensor, which warrants shall include a cashless exercise and be exercisable at a price per share equal to the common stock par value and expiring 10 years from the date of issuance.

On September 10, 2014, the Company signed a ninth amendment to the Licensing Agreement with NTI whereby the parties amended the Agreement (and subsequent Amendments) to expand the definition of certain licensing fees and consideration, to include payment in shares of the Company’s common stock and/or warrants at the sole discretion of the Company, which shares shall have a fair market value calculated as the closing price reported by the over-the-counter market for the previous trading day (“Shares”) and, which warrants shall include a cashless exercise and be exercisable at a price per share equal to the Common Stock par value and expiring 10 years from the date of issuance. As of November 19, 2014, the Exclusivity Shares have not been issued.

On July 23, 2014, the Company issued 8,113,116 shares valued at $892,443 based on the market price on the date of grant as payment for the Spray Foam Insulation License and the European License, the Company applied $500,000 against the amounts owing for the SFI Application purchase and $372,160 for the European License, and the remaining $20,283 as a loss on settlement of debt.

Intangibles activity is as follows for the nine months ended September 30, 2014 and 2013:

	September 30,	September 30,
	2014	2013
Intangible asset, net, beginning of period	$444,940	$626,963
Acquisitions	500,000	-
Less: current amortization	(209,855)	(145,633)
Total intangible assets, net	$735,085	$481,330

The balance of intangible assets, net is as follows:

	September 30, 2014	December 31, 2013
Intangible assets	$1,618,083	$1,118,083
Less, accumulated amortization	(882,998)	(673,143)
Intangible assets, net	$735,085	$444,940

NOTE 4 – LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. This $7,500 premium has been amortized and on April 29, 2011, the lender converted $55,000 of this debt to convertible debentures. The balance at September 30, 2014 and December 31, 2013 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holder with respect to the defaults.

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

The Company recorded $5,455 and $26,913 of interest expense related to the debt discount during the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, total interest expense was $128,802 and $110,802, respectively, and the total interest paid was $25,554 and $55,173, respectively. At September 30, 2014, the unamortized debt discount was $0 compared to $5,455 as of December 31, 2013.

NOTE 5 – LOANS PAYABLE – SHAREHOLDERS

During the year ended December 31, 2013, the Company received $708,846 in shareholder advances and repaid $360,696. Except for demand loans totaling $653,040 and a shareholder loan totaling $72,457 originally maturing July 20, 2014 that was extended to January 20, 2015, the remaining loans totaling $973,020 are all due and in default. The creditors have not called these loans.

During the nine months ended September 30, 2014, the Company received $896,651 in shareholder loans and repaid $426,190.

During the nine months ended September 30, 2014 and 2013, the Company recorded interest expense related to the amortization of debt discounts of $21,981 and $48,802, respectively, related to all loans from shareholders. As of September 30, 2014 and 2013, the total interest expense was $78,434 and $61,818, respectively, and the total interest paid on loans from shareholders was $8,609 and $30,492. The Company had an outstanding balance of $1,842,990 and $1,343,562, with related discounts of $0 and $21,980 for the nine months ended September 30, 2014 and year ended December 31, 2013, respectively.

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

April 29, 2011 convertible debentures:

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

On November 20, 2013, the Company entered into an amendment agreement modifying its terms with both the April 29 and Feb 21 debenture holders as follows:

1) The maturity date of the Debentures, was extended by a period of 24 months, to April 29, 2016 and February 21, 2017, respectively,

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

Interest of $98,766 has been accrued for the nine months ended September 30, 2014 and September 30, 2013. Interest of $55,692 and principal of $ $76,358 was paid through the issuance of 432,454 shares at a fair value of $132,050 during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, $140,877 interest was paid through the issuance of 420,567 shares of common stock. The balance of the debentures both at September 30, 2014 and December 31, 2013 was $1,320,500 and $1,396,858, respectively.

NOTE 7 – CONVERTIBLE NOTE

On July 23, 2014, the Company entered into an agreement with an investor whereby the investor could lend a principal sum up to $250,000 including an original issue discount (“OID”) of $25,000. Upon signing, the investor was required to pay $100,000 with the OID prorated based on the actual consideration paid. The investor may pay additional amounts at its own discretion. The OID on the $100,000 investment was $11,111 and was recorded as debt discount. If the Company pays the investor within 90 days then there is 0% interest, and if the Company pays after 90 days then there is a one-time interest charge of 12% applied to the outstanding balance. The maturity date is 2 years from the date of each borrowing and the outstanding balance and any interest is due and payable. The note is convertible into common shares of the Company. The conversion price is 60% of the lowest trade price of the 25 trading days prior to the conversion.

In the event that conversion shares are not deliverable, an additional l 0% discount will apply; and if the shares are ineligible for deposit into the Depository Trust Company system and only eligible for Xclearing deposit an additional 5% discount shall apply; and in the case of both events an additional cumulative 15% discount shall apply.

The Company determined that the conversion option was a derivative, accordingly, the Company recorded a derivative liability of $153,702, a debt discount of $100,000 and recognized the difference as additional interest.

NOTE 8 – SENIOR SECURED CONVERTIBLE DEBENTURES

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

During the period ended September 30, 2014, the Company issued 100,000 shares to pay accrued interest of $29,800.

NOTE 9 – DERIVATIVE LIABILITIES

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability of $558,248 as of April 29, 2011 and of $46,721 at February 21, 2012, which was recorded to additional paid-in capital for each issuance. The Company recorded an unrealized gain (loss) of ($264,366) and $360,461 to reflect the value of the derivative liability as $816,488 and $166,721 as of December 31, 2013 and 2012, respectively. To reflect the change in fair value for the nine months ended September 30, 2014, the Company recorded a gain of $777,685.

For the convertible note referred to in in Note 7, the Company recorded an initial derivative liability of $153,702 with a corresponding charge to discount on note of $100,000 and interest expense of $53,702. The Company is amortizing the discount over the note’s term of 2 years. The Company arrived at the fair value of the derivative liability based on Black-Scholes and the following assumptions:

Expected volatility		231%
Exercise price		$0.05
Stock price		$0.09
Expected life		2 years
Risk-free interest rate		0.50%
Dividend yield	$	Nil

The following is a summary of the assumptions used in the multinomial lattice valuation model as of the nine months ended September 30, 2014 and 2013, respectively:

		September 30, 2014		September 30, 2013
Expected volatility		105%		77% - 277%
Exercise price		$0.3954 - $0.4095		$0.0391 - $0.400
Stock price		$0.09		$0.33
Expected life		1.60 – 2.43 years		0.58 – 1.39 years
Dividend yield	$	Nil	$	Nil

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Nine Months Ended
	September 30,
	2014	2013
Beginning balance	$816,488	$166,721
Total gains	(777,685)	(47,442)
Settlements	-	-
Additions	153,702	-
Transfers	-	-
Ending balance	$192,505	$119,279

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2014 and 2013	$777,685	(47,442)

NOTE 10 – STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2014, the Company issued the following shares:

- 14,245,000 shares of common stock to a shareholder-creditor and a related party for payment valued at $2,705,150 based on the market price on the date of grant, against accounts payable and accrued liabilities to related parties of $805,000 and recognized a loss on settlement in the amount of $1,900,150.

- 8,113,116 shares of common stock to the Licensor for payment valued at $892,443, based on the market price on the date of grant, against a note-payable to related party of $872,160 and recognized a loss on settlement in the amount of $20,283.

- 432,454 shares at a fair value of $132,050 paying accrued interest of $55,692 and principal of $76,358.

- 418,604 shares of common stock to a related party landlord as payment, valued at $46,046 based on the market price on the date of grant, against accounts payable and accrued liabilities to a related party of $33,750, prepaid rent of $11,250 and recognized a loss on settlement in the amount of $1,046.

- 154,315 shares of common stock to an officer as payment, valued at $92,590 based on the market price on the date of grant, against payroll liabilities (included in accounts payable and accrued liabilities) of $50,924 and recognized a loss on settlement in the amount of $41,666.

- 3,504,340 shares to consultants as payment for services with a fair value of $493,757 based on the market price on the date of grant.

- 100,000 shares to the Senior Secured Convertible Debenture holder for fair value of $29,800 as payment for accrued interest.

- 50,000 shares to a creditor at fair value of $14,900 as payment for accrued interest on loans payable.

- 290,310 shares of common stock to a shareholder-creditor valued at $40,838; $23,135 for interest expense, $10,500 discount ($10,500 amortized as interest expense at September 30, 2014), $2,940 for accrued interest of and $4,263 for a recognized loss on settlement based on the market price on the date of grant.

Warrants

During the nine months ended September 30, 2014, the Company issued 1,114,664 warrants to shareholders and consultants for consulting services at a fair value of $150,973 (recorded as stock-based compensation with a corresponding increase in additional paid-in capital, using the Black-Scholes method according to the following assumptions:

Expected volatility		269% - 283%
Exercise price		$0.001
Stock price		$0.08 - $0.70
Expected life		5 years
Risk-free interest rate		1.65% - 1.80%
Dividend yield	$	Nil

In addition, during the nine months ended September 30, 2014, warrant holders exercised 500,000 warrants for 496,166 shares on a cashless basis with a reduction in additional paid in capital of $496. Also, 300,000 shares were issued on the exercise of 300,000 warrants for cash proceeds of $300.

A summary of the activity in the Company's warrants during the three months ended September 30, 2014 is presented below:

		Weighted
	Number of	Average
	Warrants	Exercise
		Price

Outstanding and exercisable, at December 31, 2013	8,266,928	$0.12
New issuances	1,114,664	$0.001
Exercised	(800,000)	$0.001
Outstanding and exercisable, at September 30, 2014	8,581,592	$0.11

In addition to these regular warrants, there are 533,336 Series A warrants with an exercise price of $0.39 per share and a maturity date of February 28, 2018.

During the nine months ended September 30, 2014, the Company recorded $491,656 for amortization expense.

The intrinsic value of warrants outstanding at September 30, 2014 was $527,782.

Contingent Warrant Issuance

On July 20, 2012, the Company’s board of directors approved the issuance of 300,000 stock purchase warrants, exercise price of $0.001 per share and five-year life, from date of issuance, to the Company’s President, Joseph Kristul, contingent upon his successful negotiation of a major sales contract. The major sales contract agreement has not yet been reached by the Company and no warrants have been issued.

NOTE 11– RELATED PARTY TRANSACTIONS

Fees Charged by Shareholder

During the nine months ended September 30, 2014 and 2013, the Company was charged $522,000 and $398,000 by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The Company has an outstanding balance in accounts payable and accrued liabilities to related parties as of September 30, 2014 and December 31, 2013 of $247,852 and $427,842, respectively.

Principal Debt Payments

During the nine months ended September 30, 2014, the Company made cash principal payments of $274,000 on its note payable to NTI related to the 2011 acquisition of the license rights for coatings in Europe. The note matures on May 29, 2015, does not bear interest, and no payments are required prior to maturity. The Company also issued a new note expiring May 6, 2016 for $500,000. During the quarter, the Company issued 8,113,116 common shares as payment against these notes, $500,000 applied against the new note expiring May 6, 2016 and $372,160 against the note maturing on May 29, 2015. The balance of this note was $36,291 and $682,451 at September 30, 2014 and December 31, 2013, respectively.

Shared Administrative Costs

The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. Rent expense for the nine months ended June 30, 2014 and 2013 was $33,750.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the nine months ended September 30, 2014 the Company has issued the following shares:

-3,450,000 shares of common stock to a shareholder/creditor valued on the dates of issuances for $349,500. $182,500, as payment for accounts payable and accrued liabilities to a related party and the remaining $167,000 was recorded as loss on settlement of debt.

-380,000 shares on cash-less exercise of 380,000 warrants. All shares issued were valued using the market price on the date of grant.

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

The following information should be read in conjunction with the unaudited financial statements for the period ended September 30, 2014 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT,” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the period ended September 30, 2014.

Overview

Company Background

HCTs principal office is located in Daly City, California, U.S.A.

As of September 30, 2014, HCT had 4 employees.

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

The Company’s ultimate goal is to license its proprietary Green Polyurethane™ formulation to national and/or global coatings formulators and then focus on rolling out the commercialization of other Green Polyurethane™ applications such as adhesives and sealants. In order to achieve this, the Company is proving the validity of its products through direct sales and is therefore targeting large distributors and multiple client bases. The Company intends to focus within the C.A.S.E. segment specifically for large industrial and commercial coatings applications where Green Polyurethane™ has a natural competitive advantage over other polyurethane ("PU") and epoxy coatings due to its superior chemical resistance and environmentally safe properties with reduced health risks. Some of the target applications for Green Polyurethane™ products markets include:

•	Industrial and commercial buildings
•	Civil applications for tunnels and bridges
•	Private and public garages
•	Chemical and food processing plants
•	Warehouses
•	Monolithic floorings for civil, industrial and military engineering
•	Marine and Aeronautic applications
•	Industrial equipment for dairy and liquid fertilizer processing plants and delivery systems
•	Military facilities and equipment
•	Protective coatings inside industrial and commercial pipes

The Company’s business growth model includes a two-pronged strategy of direct sales and licensing. HCT’s ultimate goal is to license our proprietary formulation to national or global coatings formulators. In order to achieve this it is proving the validity of its products through direct sales.

In addition, the Company plans to:

•	Increase the number of contractors and applicators contacted
•	Contact paint formulators and offer Green Polyurethane Binder for their proprietary formulations
•	Establish distribution channels utilizing existing distribution hubs
•	Sub-license technology in certain geographic areas.

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

HCT is currently at the commencement of the commercialization phase of its business model. HCT plans on significantly expanding its sales and client base by promoting the NTI Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships. The Company expects to have significant sales by the end of 2014. In June 2014 the Company announced that it had entered into a distribution agreement with a California based coatings distribution group that sells approximately of $100M a year in raw materials for coatings through its network.

Results of Operations

HCT is still developing its products and as such does not yet have meaningful revenues. Management is in ongoing discussions with prospective clients. However, subject to the availability of funds, the Company expects to significantly increase operating expenses including selling, general and administrative expenses as the Company commences its efforts to commercialize its products.

For the three and nine-month period ended September 30, 2014, the Company had sample sales of $0 and $29,370, respectively, and associated cost of sales of $0 and $1,994, respectively. General and administrative expenses totaled $729,288 and $2,033,685 for the three and nine months ended September 30, 2014, respectively, as compared to $591,851 and $1,903,852 for the three and nine months ended September 30, 2013, respectively, representing a 23% and 7% increase for the three and nine months, respectively.

Comparison of the Nine Months Ended September 30, 2014 with the Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, the Company had gross profit of $27,376, general and administration expenses totaling $2,033,685, after excluding stock–based compensation of $1,136,385 amounted to $897,300, with only non-cash charges related to the amortization of intangible assets of $209,855, amortization of debt discounts of $44,910, imputed interest on notes payable –related party of $96,000, (all included in interest expense of $515,633) loss on extinguishment of debt $1,967,408, a loss on foreign currency translation of $925, and a gain in the fair value of the derivative liability of $777,685 all leading to a net loss of $3,922,445.

General and administrative expenses totaled $2,033,685 for the nine months ended September 30, 2014, as compared to $1,903,852 for the nine months ended September 30, 2013, representing a 7% increase from the prior corresponding period. Included in general administrative expenses for the nine months ended September 30 are the following:

	2014	2013	% change
Professional fees	$631,337	$523,798	21%
Payroll	79,022	123,346	(36%	)
Stock-based compensation (non-cash)	1,136,385	1,051,450	8%
Rent, supplies and general office costs	102,793	93,930	9%
Travel and trade shows	84,148	111,328	(24%	)
Total	$2,033,685	$1,903,852	7%

Professional fees were $631,337 for the nine months ended September 30, 2014 compared to $523,798 for the nine months ended September 30, 2013. Professional fees increased due to greater use of consultants for financing, sales and marketing purposes.

Payroll was $79,022 for the nine months ended September 30, 2014 compared to $123,346 for the corresponding prior year’s period. Payroll decreased due to a reduction in employees paid through regular payroll from three to two.

Stock-based compensation was $1,113,385 for the nine months ended September 30, 2014 compared to $1,051,450 for the nine months ended September 30, 2013. Stock-based compensation increased by 8% from the prior year’s period due to the payment of two management employees through the issuance of shares.

Rent, supplies and general office costs were $102,793 for the nine months ended September 30, 2014 an increase of 9% from the $93,930 for the corresponding prior year’s period due to higher filing fees and supplies charges in 2014.

For the nine months ended September 30, 2014, travel and tradeshows were $84,148 decreasing from $111,328 for the corresponding prior year’s period as 2013 included trade show expenses of which there were none in 2014.

Comparison of the Three Months Ended September 30, 2014 with the Three Months Ended September 30, 2013

General and administrative expenses totaled $729,288 for the three months ended September 30, 2014, as compared to $591,851 for the three months ended September 30, 2013, representing a 23% increase from the prior corresponding period. Included in general administrative expenses for the three months ended September 30 are the following:

	Three months ended	Three months ended
	September 30,	September30,
	2014	2013	% change
Professional fees	$138,528	$160,747	(14%	)
Payroll	20,955	45,351	(54%	)
Stock-based compensation (non-cash)	476,980	310,773	53%
Rent, supplies and general office costs	43,346	29,453	47%
Travel and trade shows	49,479	45,527	9%

Total	$729,288	$591,851	23%

Professional fees were $138,528 for the three months ended September 30, 2014 compared to $160,747 for the three months ended September 30, 2013. Professional fees decreased slightly this quarter as more expenses were incurred in the Company’s first two quarters.

Payroll was $20,955 for the three months ended September 30, 2014 compared to $43,351 for the corresponding prior year’s period as only one employee was paid this quarter compared to three in the prior year’s quarter.

Stock-based compensation was $476,980 for the three months ended September 30, 2014 compared to $310,773 for the three months ended September 30, 2013.Stock-based compensation increased by 53% due to management employees paid through the issuance of shares.

Rent, supplies and general office costs were $43,346 for the three months ended September 30, 2014 an increase of 47 % from the $29,453 for the corresponding prior year’s period due to higher filing fees and supplies charges in 2014.

For the three months ended September 30, 2014, travel and trade shows were $49,479 which was not a significant change from the $45,527 spent in the corresponding prior year’s period.

Liquidity and Capital Resources

The Company had $2,056 cash as of September 30, 2014. For the nine-month period ended September 30, 2014, the Company received $100,000 of proceeds from convertible notes, $906,671 proceeds from shareholder loans and repaid $426,190 on the shareholder loans. The Company also repaid $274,000 on a related party note. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so.

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

Principal Cash Flows for the nine months ended September 30, 2014

Operating activities for the nine months ended September 30, 2014, used cash flows of $304,725 compared to $401,488 for the nine months ended September 30, 2013. Operating cash flows were comprised of the Company’s net loss for the nine months ended September 30, 2014 of $3,922,444 was offset by $1,967,408 in loss on settlement of debt, $1,136,385 for stock-based compensation, changes in operating liabilities of $860,855 and by $777,050 for unrealized gain on change in derivative.

Financing activities for the nine months ended September 30, 2014, provided cash flows of $306,781 compared to $401,488 for the nine months ended September 30, 2013. The decrease in cash provided by financing activities was primarily as a result of more payments on outstanding notes during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29,2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29,2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (8)
10.11	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated October 18, 2011 (9)
10.12	Convertible Debenture Agreement Dated February 21, 2012 (10)
10.13	Third Amendment of Licensing Agreement entered into the 12th day of July 2010 (11) Amendment Agreements to Convertible Debenture Agreements dated April 29,2011 and February
10.14	21,2012(12)
10.15	Fourth Amendment of Licensing Agreement entered into the 12th day of July 2010 (13)
10.16	Fifth Amendment of Licensing Agreement entered into the 12th day of July 2010 (14)
10.17	Sixth Amendment of Licensing Agreement entered into the 12th day of July 2010 (15)
10.18	Seventh Amendment of Licensing Agreement entered into the 12th day of July 2010 (16)
10.19	Eight Amendment of Licensing Agreement entered into the 12th day of July 2010 (17)
10.20	Ninth Amendment of Licensing Agreement entered into the 12th day of July 2010 (18)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3 Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 30,2010
(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14,2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3,2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6,2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7,2011
(9) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on October 18,2011
(10) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 21,2012
(11) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on June 28,2013
(12) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 20,2013
(13) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on December 13,2013
(14) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 31,2014
(15) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on April 9,2014
(16) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 8, 2014
(17) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 19, 2014
(18) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on September 10, 2014

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2014	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)