Form 10-Q/A
period 2014-09-30
HYBRID Coating Technologies Inc.
filed 2014-11-20
CIK 1445235

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

Yes [   ]                         No [X]

21,529,594 shares of the issuer’s common shares, par value $.001 per share, were issued and outstanding as of November 14, 2014.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-Q for the period ended September 30, 2014, filed with the Securities and Exchange Commission on August 19, 2014 (the “Form 10-Q”), is to is to furnish interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to amend the form 10-Q which was missing the following information:

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

Date: November 20, 2014	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)