Form 10-K
period 2014-12-31
HYBRID Coating Technologies Inc.
filed 2015-04-15
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED December 31, 2014

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ___________

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
Common Stock, $ 0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No[ x ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[ x ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,642,586 based on the closing price of $0.10 for the common stock on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares outstanding of the registrant's class of common stock, as of April 15, 2015 was 56,280,652.

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

5-

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

(v) On June 28, 2013, the Company and NTI entered into a third licensing agreement whereby NTI granted the Company an extension of thirty-six months on the Exclusivity Period (as defined in the Licensing Agreement), which has been extended to July 12, 2016.

(vi) On December 13, 2013, the Company and NTI entered into a fourth licensing agreement agreeing to modify the definition of Licensor Products to include polyurethane foam for the textile industry in addition to environmentally safe coatings.

(vii) On March 31, 2014, the Company and NTI entered into a fifth licensing agreement agreeing to modify the definition of Licensor Products to include synthetic leather, sealants and adhesives (“Added Applications”).In consideration for the Added Applications, the Company shall pay the Licensor an amount equal to US $2,000,000 , to be paid within 36 (thirty-six) months of the execution of this Fifth Amendment Agreement. Should the Company not pay the Consideration within the deadline, the Company shall lose all rights to the Added Applications, and the Added Applications shall be removed from the Licensor Product definition.

(viii) On April 9, 2014, the Company and NTI signed a sixth amendment extending the terms of the note from 24 months to 42 months making it payable by May 29, 2015.

(ix) On May 6, 2014, the Company and NTI signed a seventh amendment modifying the Products definition to include spray foam insulation for consideration of $500,000 payable within twelve months of execution of this amendment.

(x) On August 19 2014, the Company and NTI signed an eight amendment expanding the definition of the Exclusivity Shares for various territories to include warrants at the sole discretion of the Licensor, which warrants shall include a cashless exercise and be exercisable at a price per share equal to the Common Stock par value and expiring 10 years from the date of issuance and which, .if so issued, shall be issued in the form of Warrant pursuant to Regulation D, or in the form of Warrant pursuant to Regulation S.

(xi) On September 10, 2014, the Company and NTI signed a ninth amendment expanding the definition of the licensing fees and consideration to include payment in shares of the Company’s Common Stock and/or warrants at the sole discretion of the Company, which shares shall have a fair market value calculated as the closing price reported by the over-the-counter market for the previous trading day and, which warrants shall include a cashless exercise and be exercisable at a price per share equal to the Common Stock par value and expiring 10 years from the date of issuance.

On September 10, 2014, the Company issued 8,113,116 shares to NTI for proceeds of $ 872,160 that was applied to the debt to NTI for some of the licenses above. NTI now owns 18% of the Company based on the issued and outstanding shares of the Company at December 31, 2014.

Further information concerning the historical business of Nanotech, the business acquired by the Company in the Acquisition, is set forth below.

Overview

The Company is an early stage company and has only just begun to implement its business plan. The likelihood of success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. The Company's long-term viability, profitability and growth will depend upon successful commercialization of the Nanotech Products and the development and commercialization of new products and services relative to its business plan. As a development stage company, the Company has little or no relevant operating history upon which an evaluation of its performance can be made. Such performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products, services and markets.

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

  Hardens at ambient temperatures
  UV and low temperature curing applications available (36-77 ºF) (2-25 ºC)

Increased Hydrolytic Stability

Maintains stability against chemical decomposition upon contact with water through an intramolecular hydrogen bond formed during its curing, thereby improving hydrolytic stability well above that of conventional polyurethanes making it virtually water proof.

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

As of December 31, 2014, Hybrid Coating Technologies Inc. had 2 employees.

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

2014 Progress and 2015 Outlook and Beyond

The Company commenced work on its spray foam insulation product.

The company entered into advanced discussions with a Fortune 500 company for the development and commercialization of a product based on the company’s technology and subsequently entered into an agreement during the first quarter of 2015

The company filed a new patent for coatings of hardwood floors

On March 13, 2015 the Department of Toxic Substances Control of California selected isocyanates out of a list of 1,100 toxic components as an area of focus with the goal of ridding products of isocyanates within 24 months.

The Company is presently in discussions with several large industry players and expects to enter into commercialization agreements with some potential partners during 2015 and is targeting to generate revenues and profit for its fiscal year of 2016.

13-

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property or any rights to acquire any real property. Our head office is located at 950 John Daly Blvd. Suite 260, Daly City, CA 94015. The lease is on a month-to-month basis at $3,750 per month.

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

	For the year ended		For the year ended
	December 31, 2014		December 31, 2013
	High	Low	High	Low
First Quarter	$0.11	$0.04	$0.48	$0.20
Second Quarter	$0.19	$0.07	$0.51	$0.22
Third Quarter	$0 40	$0.10	$0.56	$0.20
Fourth Quarter	$0.79	$0.25	$0.80	$0.17

The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

The number of holders of record of our shares of our common stock as of December 31, 2014 was 296 shareholders.

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

Basis of Presentation

This MD&A on the Company's operating results and cash flows for the fiscal year ended December 31, 2014 as well as its financial position at December 31, 2014, should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

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

Off-Balance Sheet Arrangements

N/A

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $22,623,063 since inception. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Operating Results for the Fiscal Year Ended December 31, 2014 and 2013

Results of Operations

We have had no significant operating revenues for the year ended December 31, 2014, save for samples sales of $29,370. Our activities to date have been financed from the proceeds of share subscriptions, proceeds from convertible debentures and notes issued and from loans from related and other parties and trade payables. During the year ended December 31, 2014, revenues from our operations were $29,370 compared to $37,281 for the year ended December 31, 2013.

For the year ended December 31, 2014, we incurred a total net loss of $5,834,287 including non-cash charges of $1,677,656 from stock-based compensation, intangible asset amortization of $808,735, amortization of debt discounts of $112,156, interest expense of $750,508, loss on extinguishment of debt of $2,174,408, and a gain in the fair value of the derivative liability of $930,345, with all non-cash charges totaling $4,593,118. Also incurred were other general and administrative expenses of $1,269,941, gain on foreign currency of $1,396, cost of sales of $1,994 and other interest expense of $450,233.

General and administrative expenses totaled $2,947,597 for the year ended December 31, 2014, as compared to $2,921,059 for the year ended December 31, 2013, representing a 1% increase from the prior year. Included in general administrative expenses are the following:

	Year ended December 31, 2014
	2014	2013	%
			change
Professional Fees	$933,391	$873,144	7%
Payroll	89,492	170,087	(47%	)
Stock-based compensation (non-cash)	1,677,656	1,609,709	4%
Rent, supplies and general office costs	98,038	97,678	0%
Lab fees and supplies	29,682	25,179	18%
Travel and trade shows	119,339	145,262	(22%	)

Total	$2,947,597	$2,921,059	1%

General and Administration expenses analysis

Professional fees were $933,391 for the year ended December 31, 2014 compared to $873,144 for the year ended December 31, 2013. The Company continues to use consultants for financing, sales and marketing purposes with a slight increase in the current year as a result. Payroll was $89,492 for the year ended December 31, 2014 compared to $170,087 for the year ended December 31, 2013. Payroll decreased due to a reduction in full-time employees from two employees to one, specifically senior management who were remunerated through stock based compensation. Stock-based compensation was $1,677,656 for the year ended December 31, 2014 compared to $1,609,709 for the year ended December 31, 2013. Stock-based compensation increased by 4% due to payments to management and other consultants for services through the issuance of shares. Rent and general office costs was $98,038 in 2014 a slight reduction from $97,678 for the prior year due to minor increases in administrative costs. Lab fees and supplies was $29,682 for the year ended December 31, 2014 compared to $25,179 for the year ended December 31, 2013. Lab fees and supplies increased due to higher material use in testing and sample making in 2014. There was an 18% reduction in travel and trade shows which was $119,939 for the year ended December 31, 2014 from $145,262 for the prior year period due to fewer shows attended.

Amortization and depreciation was $808,735 for the year ended December 31, 2014 compared to $182,023 in the year ended December 31, 2013. Two new licenses were acquired in 2014 which resulted in higher amortization in the year ended December 31, 2014 compared to December 31, 2013.

During the year ended December 31, 2014, we recorded a gain of $930,345 on the change in fair value of derivative liabilities related to our convertible notes payable, compared to a loss of $264,366 during the year ended December 31, 2013. The change in derivative liability was primarily a result of the decrease in our stock price during the year ended December 31, 2014.

During the year ended December 31, 2014, we recorded $862,664 in interest expense compared to $921,096 during the year ended December 31, 2013. Interest expense was higher in the prior year’s period due to the Company extending the maturity dates of several of its notes payable. In order to obtain these extensions the Company had issued additional shares of its common stock which resulted in the recording of additional interest expense.

During the year ended December 31, 2014, we recorded a loss on the extinguishment of debt in the amount of $2,174,086 compared to $1,282,836 during the year ended December 31, 2013. The loss was a result of paying off accounts payable-related parties and other debt through the issuance of shares at a lower value than the fair value of the shares.

During the year ended December 31, 2013, we recorded a loss on warrant modifications of $241,697 compared to $0 in December 31, 2014. The Company extended the expiration date and reduced the exercise price of certain Series A warrants that had been issued to third parties. The modification of the terms resulted in a change in the fair value of the warrants which was recorded as a loss on modification and an increase in additional paid-in capital.

Liquidity and Capital resources

We had no cash and cash equivalents at December 31, 2014 and 2013. The Company had a working capital deficit of $6,187,437 as of December 31, 2014. We do not have sufficient cash on hand to fund operations. We believe that we will need approximately $1,600,000 to fund our operations over the next 12 months.

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

In 2013, the Company received approximately $969,000 (approximately $708,000 from related parties) in short-term loans and repaid approximately $467,000.

In 2014, the Company received approximately $1,544,000 (approximately $1,286,000 from related parties) in short-term loans and repaid approximately $721,000.

Principal Cash Flows for the Fiscal Year Ended December 31, 2014

Operating activities used cash flows of $394,127. This increase in use of cash relates primarily to the net loss incurred during 2014 after adjusting for non-cash expenses.

Financing activities provided cash flows of $394,127, primarily as a result of receipt of funds such as $1,285,974 in shareholder loans and $258,000 in proceeds from convertible debentures. In addition, the Company repaid $420,800 of the note payable - related party, and repaid $727,218 on loans payable – shareholders.

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
December 31, 2014

Hybrid Coatings Technology Inc.
(A Development Stage Company)

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Hybrid Coating Technologies Inc.
Daly City, CA

We have audited the accompanying consolidated balance sheets of Hybrid Coating Technologies, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. Hybrid Coating Technologies Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Coating Technologies Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Hybrid Coating Technologies Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Hybrid Coating Technologies Inc. has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2015

Hybrid Coatings Technology Inc.
Consolidated Balance Sheets
As of December 31, 2014 and 2013

	December 31	December 31
ASSETS	2014	2013

Intangible assets, net of accumulated amortization	$2,136,205	$444,940

TOTAL ASSETS	$2,136,205	$444,940

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$5,552	$7,706
Accounts payable and accrued liabilities	667,295	564,289
Accounts payable and accrued liabilities-related parties	348,731	491,178
Deferred revenue	20,000	20,000
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Convertible notes, net of unamortized discount of $160,748	119,363	-
Loans payable, net of unamortized discount of $0 and $5,455, respectively	977,500	972,045
Loans payable –shareholders, net of unamortized discounts and premiums of $0 and $21,980, respectively	1,944,504	1,343,562
Note payable – related party	1,889,491	682,451
Total current liabilities	6,187,437	4,296,231
Convertible debentures	1,342,696	1,396,858
Derivative liability	181,723	816,488
Total liabilities	7,711,856	6,509,577
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A preferred stock, $500 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series B preferred stock, $500 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-

Common stock, $0.001 par value, 150,000,000 shares authorized, 44,126,829 shares and 11,167,513 shares issued and outstanding , respectively	44,127	11,168
Additional paid-in capital	17,003,285	10,712,971

Accumulated deficit	(22,623,063)	(16,788,776)
Total stockholders’ deficit	(5,575,651)	(6,064,637)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,136,205	$444,940

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coatings Technology Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2014 and 2013

	Year ended	Year ended
	December 31, 2014	December 31, 2013

Revenues	$29,370	$37,281
Cost of sales	1,994	37,650
Gross profit	27,376	(369)
Operating expenses
General and administrative	2,947,597	2,921,059
Amortization of intangible asset	808,735	182,023
Total operating expenses	3,756,332	3,103,082
Loss from operations	(3,728,956)	(3,103,451)
Other income (expense)
Warrant modification expense	-	(241,697)
Loss on extinguishment of debt	(2,174,408)	(1,282,836)
Change in fair value of derivative liabilities	930,345	(264,366)
Gain on foreign currency translation	1,396	2,070
Interest expense	(862,664)	(921,096)
Total other income (expense)	(2,105,331)	(2,707,925)
Net loss	$(5,834,287)	$(5,811,376)

Basic and diluted net loss per common share	$(0.24)	$(0.70)
Basic and diluted weighted average number of common shares outstanding	23,937,853	8,257,277

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coatings Technology Inc.
Statement of Stockholder’s Deficit
For the Years Ended December 31, 2014 and 2013

	Number of
	Shares		Additional	Accumulated
	Issued	Amount	paid-in capital	Deficit	Total
Balance, December 31, 2012	6,503,568	$6,504	$6,651,428	$(10,977,400)	$(4,319,468)
Issuance of shares for services rendered	349,303	349	138,136	-	138,485
Issuance of shares for interest payments on Convertible Debentures	420,567	421	140,456	-	140,877
Issuance of warrants for services	-	-	1,385,379	-	1,385,379
Imputed interest on note payable-related party	-	-	133,464	-	133,464
Issuance of warrants to landlord for payment of accounts payable and prepaid rent	-	-	202,095	-	202,095
Exercise of warrants	375,000	375	-	-	375
Issuance of shares for cash-less exercise of warrants	688,060	688	(688)	-	-
Issuance of shares to SSCD holders for payment of interest	100,000	100	37,900	-	38,000
Issuance of shares for interest payment on loans payable - shareholders	43,863	44	13,040	-	13,084
Issuance of warrants for interest payment on loans payable - shareholders	-	-	68,131	-	68,131
Issuance of shares for payment on accounts payable and accrued liabilities-related parties	2,287,000	2,287	891,325	-	893,612
Issuance of warrants for payment on loans payable - shareholders	-	-	623,665	-	623,665
Fair value of 110,000 warrants issued with loans payable	-	-	23,705	-	23,705
Fair value of 100,000 warrants issued with loans payable shareholders	-	-	31,588	-	31,588
Modification of Series A warrants	-	-	241,697	-	241,697
Issuance of shares for amended Convertible Debentures	400,152	400	131,650	-	132,050
Net loss				(5,811,376)	(5,811,376)
Balance, December 31, 2013	11,167,513	$11,168	$10,712,971	$(16,788,776)	$(6,064,637)
Issuance of shares to related parties for payment on accounts payable and accrued liabilities	18,695,000	18,695	3,135,955	-	3,154,650
Issuance of shares for services rendered	3,507,804	3,508	490,629	-	494,137
Issuance of warrants for services rendered	-	-	691,863	-	691,863
Exercise of warrants	325,000	325	-	-	325
Valuation of vested warrants	-	-	491,656	-	491,656
Issuance of shares to landlord for payment of accounts payable and prepaid rent	418,604	419	45,627	-	46,046
Issuance of shares for cash-free exercise of warrants	872,711	873	(873)	-	-
Imputed interest on note payable-related party	-	-	241,856	-	241,856
Issuance of shares for payment on note payable-related party	8,113,116	8,113	884,330	-	892,443
Issuance of shares for interest payment on Senior Secured Convertible Debentures	100,000	100	29,700	-	29,800
Issuance of shares for interest payment on shareholder loan and loan payable	340,312	340	55,517	-	55,858
Issuance of shares for interest payment on convertible debentures	432,454	432	131,618	-	132,050
Issuance of shares as payment for payroll liabilities included in accounts payable	154,315	154	92,435	-	92,590
Net loss	-	-	-	(5,834,287)	(5,834,287)
Balance, December 31, 2014	44,126,829	$44,127	$17,003,285	$(22,623,063)	$(5,575,651)

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coatings Technology Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	Year ended	Year ended
	December 31,2014	December 31,2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,834,287)	$(5,811,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,677,656	1,643,459
Amortization of intangible asset	808,735	182,023
Warrant modification expense	-	241,697
Loss on extinguishment of debt	2,174,408	1,282,836
Change in fair value of derivative liability	(930,345)	264,366
Fair value on derivative liability that exceeds face value of debt	69,419	-
Gain on foreign currency	(1,396)	(2,070)
Interest paid through issuance of common shares	23,255	90,043
Interest imputed from notes payable -related party	241,856	133,464
Amortization of debt discounts	112,156	297,803
Change in operating assets and liabilities:
Prepaid expenses and other current assets	11,250	-
Accounts payable and accrued liabilities	363,109	362,330
Accounts payable and accrued liabilities related parties	890,057	799,945
Deferred revenue	-	20,000
Net cash used in operating activities	(394,127)	(495,480)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of bank overdraft	(2,154)	(6,615)
Proceeds from issuance of convertible notes	258,000	-
Proceeds from exercise of warrants	325	375
Proceeds from loans payable-shareholders	1,285,974	708,846
Repayments from loans payable-shareholders	(727,218)	(360,696)
Proceeds from loans payable	-	260,000
Repayments of note payable - related party	(420,800)	(106,430)
Net cash provided by financing activities	394,127	495,480

INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-
CASH, ENDING OF PERIOD	$-	$-

Hybrid Coatings Technology Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$52,733	$122,140
Income taxes	$-	$-
Non-cash financing transactions:
Acquisition of intangible asset through issuance of note payable	$2,500,000	$-
Discount arising from loans payable -shareholders	$-	$31,588
Reclassification of accrued interest to convertible debentures	$-	$76,358
Discount arising from loans payable	$-	$23,705
Reclassification of note payable to accounts payable	$-	$11,600
Reclassification of accounts payable to convertible note	$25,000	$-
Reclassification of accounts payable related party to loans payable shareholders	$25,560	$-
Common stock issued and payable for accounts payable	$92,590	$-
Common stock issued and payable for interest accrual	$32,603	$170,049
Common stock issued for settlement of accounts payable -related party	$1,046,571	$780,900
Common stock issued for principal and interest accrual on Convertible Debentures	$55,692	$-
Common stock issued for Senior Secured Convertible Debentures	$29,800	$-
Common stock issued for payment on note payable-related party	$872,160	$-
Cashless exercise of warrants	$873	$688
Warrants issued to pay shareholder loan	$-	$125,022
Warrants issued for settlement of rent liability and prepaid rent	$-	$116,250

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coatings Technology Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

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

Going Concern
The Company remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $22,623,000 since inception, and has a working capital deficit of $6,187,437 as of December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Cash and Cash Equivalents – The Company maintains various cash balances in two financial institutions located in Daly City, California. These balances are fully insured by the Federal Deposit Insurance Corporation, which insures up to $250,000. On occasion, balances may temporarily exceed such coverage. The Company considers all highly liquid debt instruments, which could include commercial paper and certificates of deposits, with an original maturity of three months or less to be cash equivalents. Investments with maturities greater than three months and less than on year are classified as short term investments.

Intangible Assets - Intangible assets are comprised of intellectual property which is amortized on a straight-line basis over the assets’ respective life, ranging from 24 months to 120 months. Intellectual property with a perpetual life in not amortized.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Sales to one customer comprised 87% of the Company’s total sales for the year ended December 31, 2014. Sales to one customer comprised 51% of the Company’s total sales for the year ended December 31, 2013.

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

A tax benefit from an uncertain position is recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2014 and 2013, the Company had not recorded any tax benefits from uncertain tax positions.

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

As of December 31, 2014 and 2013, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Year Ended December 31,
	2014	2013
Beginning balance	$816,488	$166,721
Total (gains) losses	(930,345)	264,366
Settlements	-	(99,412)
Additions	295,580	484,813
Ending balance	$181,723	$816,488

Change in unrealized gains(losses) included in earnings relating to derivatives still held as of December 31, 2014 and 2013	$930,345	$(264,366)

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

For the years ended December 31, 2014 and 2013, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2014	2013
Convertible debt	6,085,278	2,002,769
Stock warrants	10,034,928	7,701,928
	16,120,206	9,704,697

Recently Issued Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Subsequent Events – The Company has evaluated all transactions occurring between December 31, 2014, through the date of issuance of the consolidated financial statements for disclosure consideration.

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

At December 31, 2014 and 2013, management determined, through independent valuation, that the fair value of the North American Rights exceeded the carrying value and no impairment adjustment was deemed necessary. The amount of amortization of the North American Rights for the years ended December 31, 2014 and 2013 was $0 and $36,463, respectively.

On March 17, 2011 the Company and NTI amended the Licensing Agreement to now include the territory of the Customs union of Belorussia, Kazakhstan Republic and Russian Federation (the “Russian Territory”), on an exclusive basis for a period of ten years from the date of the signing of this amendment. In exchange for the right to manufacture and sell Coating Products in the Russian Territory (“Russian Rights”), the Company shall pay to the Licensor an ongoing royalty of 7.5%, and a one-time royalty fee of $150,000 (paid during 2011). These capitalized license rights will be amortized over a ten-year period. The amount of amortization for the years ended December 31, 2014 and 2013 was $4,800 for both years, respectively. At December 31, 2011, the fair value, through independent valuation of the Russian Rights was determined to be $44,000. As this was determined to be a permanent impairment in value the carrying value of the Russian Rights was reduced by $94,750 and the associated loss was recorded. At December 31, 2014 and 2013 management determined, through independent valuation, that the fair value of the Russian Rights exceeded the carrying value and no further impairment adjustment was deemed necessary.

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

At December 31, 2011, management determined, through independent valuation, the fair value of the European Rights was $692,000, requiring an impairment charge of $537,167. At December 31, 2014 and 2013, management determined, through independent valuation, that the fair value of the European Rights exceeded the carrying value and no further impairment adjustment was deemed necessary. The Company recorded $140,760 of amortization expense for the years ended December 31, 2014 and 2013.

On October 18, 2011, the Company and NTI entered into a second Licensing Agreement (“Second Agreement”) granting the Company an option (“Sealant Option”) to be exercised within six months of the signing of the Licensing Agreement, for the manufacturing and sale of environmentally safe adhesives and sealants (“Sealant Products”) as follows:

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

On August 19, 2014, the Company signed an eighth amendment to the Licensing Agreement with NTI whereby the parties amended the Agreement to expand the definition of the Exclusivity Shares for various territories the whole as set forth below, to include warrants at the sole discretion of the Licensor, which warrants shall include a cashless exercise and be exercisable at a price per share equal to the common stock par value and expiring 10 years from the date of issuance.

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

Also on September 10, 2014, the Company issued 8,113,116 shares valued at $892,443 based on the market price on the date of grant as payment for the Spray Foam Insulation License and European License, the Company applied $500,000 against the amounts owing for the SFI Application purchase and $372,160 for European License, and the remaining $20,283 as a loss on settlement of debt. NTI now owns 18% of the Company based on the issued and outstanding shares of the Company at December 31, 2014.

Intangible assets activity is as follows for the years ended December 31, 2014 and 2013:

	2014	2013

Net intangible asset, beginning of year	$444,940	$626,963
Purchases	2,500,000	-
Less: current amortization	(808,735)	(182,023)
Net intangible asset, end of year	$2,136,205	$444,940

NOTE 3 – INTANGIBLE ASSETS (cont’d)

A summary of the licenses acquired to date from NTI is as follows:

	License Rights Overview	Licensed Region	Term (date) of License	Original Cost	Carrying Value at December 31, 2014	Carrying Value at December 31, 2013
A	Coating Products	North America	12-Jun-10 6 years	$500,000	$0	$0
B	Coating Products	Russian Territory	17-Mar-11 10 years	$150,000	$29,600	$34,400
C	Coating Products	European Continent	07-Jul-11 5 years	$1,250,000	$269,780	$410,540
D	Spray Foam Insulation	North America, European Continent and Russian Territory	06-May-16 2 years	$500,000	$336,825	$0
E	Added Applications including synthetic leather, sealants and adhesives	North America, European Continent and Russian Territory	31-Mar-17 3 years	$2,000,000	$1,500,000	$0
TOTAL				$4,400,000	$2,136,205	$444,940

The balance of intangible assets is as follows as of December 31, 2014 and 2013:

	2014	2013
Intangible assets	$3,618,083	$1,118,083
Less, accumulated amortization	(1,481,878)	(673,143)
Intangible assets, net	$2,136,205	$444,940

NOTE 4–LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. This $7,500 premium has been amortized and on April 29, 2011, the lender converted $55,000 of this debt to convertible debentures. The balance at December 31, 2014 and 2013 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holder with respect to the defaults.

In 2014 and 2013, the Company entered into various loan agreements totaling $0 and $268,500 respectively at interest rates ranging from 15%-25%. In addition in 2013 the Company issued 110,000 warrants attached to these loans. These loans are all currently in default. The creditors have not called these loans.

The Company recorded $5,455 and $32,888 of interest expense related to amortization of the debt discounts during the years ended December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, total interest expense related to loans payable was $174,102 and $152,307, respectively, and the total interest paid was $40,266 and $75,173, respectively, and accrued interest was $249,285 and $115,488, respectively. At December 31, 2014 and 2013, the unamortized debt discount was $0 and $5,455, respectively.

NOTE 5 – LOANS PAYABLE –SHAREHOLDERS

During the years ended December 31, 2013, 2012 and 2011, the Company entered into various loan agreements and arrangements for loans with certain shareholders. The loans all have different maturity dates ranging from 2011 to 2015 and interest rates that range from 2% to 18%. The Company was in default on loans totalling $943,019 as of December 31, 2014. The shareholders have not called these loans.

During the year ended December 31, 2014, the Company received $1,311,534 in shareholders advances and repaid $726,573. During the year ended December 31, 2013, the Company received $708,846 in shareholder advances and repaid $360,696. The Company had an outstanding balance of $1,950,504 and $1,343,562, with related discounts of $0 and $21,980 for the years ended December 31, 2014 and 2013, respectively.

The Company recorded $21,980 of interest expense related to the amortization of the debt discount on loans payable to shareholders during the year ended December 31, 2014. The corresponding debt discount during the year ended December 31, 2013 was $21,980. During the years ended December 31, 2014 and 2013, total interest expense was $104,569 and $78,630, respectively, and the total interest paid was $12,467 and $30,364, respectively.

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

NOTE 6 – CONVERTIBLE DEBENTURES (cont’d)

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

During the year ended December 31, 2014, the Company issued 432,454 shares of common stock for a value of $132,050 to pay for accrued interest. At December 31, 2014 approximately $95,000 (2013-15,000) in interest has been accrued.

On November 12, 2014 the Company issued convertible debentures for $25,000, a maturity of 24 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are held by third parties and by non-controlling shareholders.

-The conversion price is calculated as 45% of the average trading price for the five days prior to the conversion however the conversion price can never be lower than $0.08 per share nor can it exceed $0.30 per share

NOTE 7 – SENIOR SECURED CONVERTIBLE DEBENTURES

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

Interest of $20,000 was accrued during the year ended December 31, 2014 ($2013-$20,000), for an outstanding balance of $48,159 (2013-$28,159) that has been accrued.

NOTE 7 – SENIOR SECURED CONVERTIBLE DEBENTURES (cont’d)

During the year ended December 31, 2011, $200,000 of the debt was repaid through the issuance of a Convertible Debenture due April 29, 2014. The balance due at December 31, 2014 and 2013 remained at $200,000. The Company is in default of payment of the debentures which matured on August 16, 2012. No notices have been issued by the debenture holder.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

NOTE 8 CONVERTIBLE NOTES

On July 23, 2014, the Company entered into an agreement with an investor whereby the investor could lend a principal sum up to $250,000 including an original issue discount (“OID”) of $25,000. Upon signing, the investor was required to pay $111,111 with the OID prorated based on the actual consideration paid. The investor may pay additional amounts at its own discretion. The OID on the $111,111 investment was $11,111 and was recorded as debt discount. If the Company pays the investor within 90 days then there is 0% interest, and if the Company pays after 90 days then there is a one-time interest charge of 12% applied to the outstanding balance. The maturity date is 2 years from the date of each borrowing and the outstanding balance and any interest is due and payable. The note is convertible into common shares of the Company. The conversion price is 60% of the lowest trade price of the 25 trading days prior to the conversion.

In the case that conversion shares are not deliverable, an additional l 0% discount will apply; and if the shares are ineligible for deposit into the Depository Trust Company system and only eligible for Xclearing deposit, an additional 5% discount shall apply; and in the case of both, an additional cumulative 15% discount shall apply.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $153,702, a debt discount of $100,000 and recognized the difference as additional interest. During the year ended December 31, 2014, amortization expense of $24,505 was recorded for the debt discount.

The Company repaid the note subsequent to year end, in January 2015.

On October 3, 2014, the Company entered into an agreement with an investor whereby the investor lent a principal sum of $115,000. Upon signing, the Company received $108,000 in cash and paid fees of $7,000 recorded as debt discount. The maturity date is April 3, 2015 and the interest rate from the date of borrowing is 12% per annum. The note and any accrued unpaid interest is convertible into common shares of the Company. The conversion price is 60% of the lowest trade price of the 20 trading days prior to the conversion.

The Note has redemption premiums if the Note is repaid prior to maturity130% up until the 160th day and 150% thereafter up until maturity. The Company does not intend to repay the Note prior to maturity.

The Company determined that the conversion option was a derivative, accordingly, the Company recorded a derivative liability of $73,357 recorded as a corresponding adjustment to debt discount was recorded with a fair value adjustment of $115. The derivative liability at December 31, 2014 was $76,222. During the year ended December 31, 2014 amortization expense of $48,214 was recorded for the debt discount.

On November 13, 2014, the Company entered into an agreement with an investor whereby the investor lent a principal sum of $54,000. Upon signing, the Company received $50,000 in cash and paid fees of $4,000, recorded as a debt discount. The maturity date is August 17, 2015 and the interest rate from the date of borrowing is 8% per annum. If the Note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest is convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 61% of the lowest trade price of the 10 trading days prior to the conversion.

The Company determined that the conversion option was a derivative, accordingly, the Company recorded a derivative liability of $65,717 was recorded with $50,000 being recorded as debt discount, and $15,717 being immediately expensed. During the year ended December 31, 2014 amortization expense of $12,000 was recorded for the debt discount.

The Company accrued interest of $15,400 for the year ended December 31, 2014 on these notes.

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

The model included an analysis of the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability of $558,248 as of April 29, 2011 and of $46,721 at February 21, 2012, which was recorded to additional paid-in capital for each issuance. On November 30, 2013 the Company renegotiated the terms (see Note 6) extinguishing the old debt and recording a new debt at its fair value with corresponding derivative liabilities of $357,790 and $102,150. On July 23 ,2014 and October 10, 2014 the Company issued new Convertible Notes (see Note 8) which resulted in derivative liabilities recorded as a corresponding discount of $100,000 against the Convertibles Notes and interest expense of $53,702 for the July 23 Note and a corresponding discount of $73,357 for the October 10 Note . The Company also issued a $25,000 Convertible Debenture on November 12, 2014, which resulted in a derivative liability and corresponding discount of $2,804. The Company also issued a convertible note on November 13, 2014, which resulted in a derivative liability recorded as a corresponding discount of $50,000 against the convertible note and interest expense of $15,717. The Company recorded an unrealized gain (loss) of $930,345 and ($264,355) to reflect the value of the derivative liability as $181,723 and $816,488 as of December 31, 2014 and 2013, respectively.

The following table summarizes the derivative values, and changes as at December 31, 2013and 2014:

	Derivative Values
	Pre-Amendment	Amended Note
Valuation Date:	November 20, 2013	November 20, 2013	December 31, 2013

April 29 debenture	$76,322	$382,663	$741,433
Feb 21 debenture	23,090	102,150	75,055
Total	$99,412	$484,813	$816,488

NOTE 9 – DERIVATIVE LIABILITIES (cont’d)

	Derivative Values

Valuation Date:	December 31, 2013	Additions	Fair Value Increase (Decrease)	December 31, 2014
April 29 debenture	$741,433	$-	$(728,028)	$13,405
Feb 21 debenture	75,055	-	(66,055)	9,000
July 23 note	-	153,702	(153,702)	-
Oct 10 note	-	73,357	115	73,472
Nov 12 debenture	-	2,804	(54)	2,750
Nov 13 debenture	-	65,717	17,379	83,096
Total	$816,488	$295,580	$(930,345)	$181,723

NOTE 10 – STOCKHOLDERS’ DEFICIT

2014

During the year ended December 31, 2014, the Company issued the following shares for fair value based on the market price at the date of the grant:

  3,507,804 shares to shareholder creditors and consultants as payment for services with a fair value of $494,137 based on market prices on the dates of grant.
  432,454 shares to convertible debenture holders as payment of interest for the year of $132,050, based on market prices on the dates of grant.
  100,000 to the Senior Secured Debenture Holder for payment of interest of $29,800, based on market prices on the dates of grant.
  340,312 shares to shareholder- creditors for accrued interest of $51,595 and recognized a loss on settlement in the amount of $4,263, based on market prices on the dates of grant.
  154,315 shares as payment for payroll liabilities included in accounts payable of $50,924 and recognized a loss on settlement in the amount of $41,666, based on market prices on the dates of grant.
  418,604 shares to landlord as payment of accounts payable and prepaid rent of $45,000 and recognized a loss on settlement in the amount of $1,046, based on market prices on the dates of grant.
  8,113,116 shares for payment of note payable related party of $872,160 and recognized a loss on settlement in the amount of $20,283, based on market prices on the dates of grant.
  18,695,000 shares to a shareholder-creditor and a related party for payment against accounts payable and accrued liabilities related parties of $1,047,500 and recognized a loss on settlement in the amount of $2,107,150, based on market prices on the dates of grant.

In addition, during the year ended December 31, 2014, warrant holders exercised 880,000 warrants for 872,711 shares on a cashless basis with a reduction in additional paid in capital of $873. Also, 325,000 warrants with an exercise price of $0.001, were exercised for $300 cash and $25 as settlement of accounts payable related party debt.

NOTE 10 – STOCKHOLDERS’ DEFICIT (cont’d)

During the year ended December 31, 2014, the Company issued 3,039,664 warrants to shareholders and consultants for consulting services at a fair value of $691,863 recorded as stock-based compensation all with a corresponding increase in additional paid-in capital using the Black-Scholes method according to the following assumptions. The warrants have an exercise price of $0.001 and a life of 1 to 5 years:

Expected volatility		166%-300%
Exercise price		$0.001
Stock price		$0.08-$0.70
Expected life		1 -5 years
Risk-free interest rate		0.09%-1.80%
Dividend yield	$	Nil

During the year ended December 31, 2014, the Company recorded $491,656 (2013-$55,293) for amortization expense.

On December 29, 2014, the Company increased the authorized common shares to 150 million and authorized 1,000,000 each Series A and Series B preferred shares par value $500 per shares with the following features:

Series A preferred stock: non-voting, no liquidation or dividend rights, redeemable and retractable at a price equal to its par value, convertible into a number of shares of common stock as is equal to the par value of the Series A Preferred Stock divided by the average closing price per share of common stock of the last 5 trading days immediately prior to conversion;

Series B preferred stock: voting with 500 votes per share, no liquidation or dividend rights, non – redeemable, no conversion privileges

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

In addition, during the year ended December 31, 2013, warrant holders exercised 689,875 warrants with an exercise price of $0.001 and a life of three to five years for 688,060 shares on a cashless basis with a reduction in additional paid in capital of $688. Also, 375,000 warrants were issued for settlement of related party debt in the amount of $375.

During the year ended December 31 2013, the Company issued 4,630,000 warrants with an exercise price of $0.001 - $0.75 and a life of 1 to 5 years, to shareholders and consultants for consulting services at a fair value of $1,877,035 (recorded as stock-based compensation), and 457,875 warrants, with an exercise price of $0.001 and a life of 5 years, to a related party landlord as payment for rent with a fair value of $202,095 (recorded as an adjustment to accounts payable of $116,250 and stock based compensation of $85,845), 933,000 warrants, with an exercise price of $0.001 and a life of 5 years, to a shareholder to pay a shareholder loan with a fair value of $307,144 (recorded as an adjustment to loans payable-shareholders of $125,022 and loss on extinguishment of debt of $182,122), 755,000 warrants, with an exercise price of $0.001 and a life of 5 years, to a shareholder to repay accounts payable-related party with a fair value of $316,521(recorded as an adjustment to accounts payable-related party of $151,000 and loss on extinguishment of debt of $165,521), 110,000 warrants, with an exercise price of $1.00 and a life of 5 years, in connection with a loan from a third party with a relative fair value of $23,705 (recorded as debt discount), 142,000 warrants, with an exercise price of $0.001 - $1.48 and a life of 2 to 5 years, to shareholder loan holders for interest of 68,131, 75,000 warrants with an exercise price of $0.001 and a life of 5 years in connection with a loan from a shareholder with a fair value of $22,440 (recorded as debt discount), and 25,000 warrants, with an exercise price of $0.01 and a life of 2 years, in connection with a loan from a shareholder with a relative fair value of $9,148 (recorded as debt discount), all with a corresponding increase in additional paid-in capital using the Black-Scholes method according to the following assumptions:

NOTE 10 – STOCKHOLDERS’ DEFICIT (cont’d)

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

The modification of the maturity and exercise price of the above warrants resulted in a fair value of $241,697 which was recorded as a loss on modification with a corresponding increase in additional paid-in capital using the Black-Scholes method according to the following assumptions:

Expected volatility		128.26% - 152.79%
Exercise price		$0.39-$0.50
Stock price		$0.39
Expected life		0.67 - 4.67 years
Risk-free interest rate		0.15% - 0.41%
Dividend yield	$	Nil

Warrants

A summary of the activity in the Company's warrants during the years ended December 31, 2014 and 2013 is presented below:

			Weighted Average
		Weighted Average	Remaining Contract
	Number of Warrants	Exercise Price	Term (# of years)

Outstanding and exercisable, at December 31, 2012	2,248,928	$0.29	3.21
Granted	7,127,875	$0.07
Exercised	(1,064,875)	$0.001
Expired	(115,000)	$1.50
Outstanding and exercisable, at December 31, 2013	8,266,928	$0.09	3.31
Granted	3,039,664	$0.001
Exercised	(1,205,000)	$0.001
Expired	(600,000)	$0.043
Outstanding and exercisable, at December 31, 2014	9,501,592	$0.10	3.13

In addition to the regular warrants detailed in the table above, there are issued and outstanding 533,336 Series A warrants with an exercise price of $0.39 per share and a maturity date of February 28, 2018. The 133,336 Series B warrants with an exercise price of $1.50 per share and a maturity date of August 16, 2013 are now expired.

The intrinsic value of warrants outstanding at December 31, 2014 was $580,289.

NOTE 10 – STOCKHOLDERS’ DEFICIT (cont’d)

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Fees charged by Shareholder
During the years ended December 31, 2014 and 2013, the Company was charged $832,340 and $723,000 by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The amounts are included in accounts payable and accrued liabilities - related parties. The Company paid $1,047,500 and $780,900 to the consultant (through the issuance of shares) during the years ended December 31, 2014 and 2013, respectively. The Company has an outstanding balance payable as of December 31, 2014 and 2013 of $212,682 and $427,842, respectively.

Principal Debt Payments
During the year ended December 31, 2014:
- the Company made principal payments of $310,291 in cash and an additional $372,160 through the issuance of shares on its note payable to NTI related to the 2011 acquisition of the license rights for Coatings in Europe. The balance of the note was $0 and $682,451 at December 31, 2014 and 2013, respectively.
-the Company created a note payable to NTI related to the acquisition of its Spray Foam Insulation license of $500,000 and paid it in full through the issuance of 8,113,116 shares of common stock.
-the Company created a $2,000,000 note payable to NTI for the acquisition of the Added Applications license and paid $110,509. The note matures on March 31, 2017, does not bear interest, and no payments are required prior to maturity. The balance of the note was $1,889,491 and $0 at December 31, 2014 and 2013, respectively.

Shared Administrative Costs
The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. During 2014 and 2013, the allocation of such shared costs between the Company and NTI was 80% and 20%, respectively. Rent expense for the years ended December 31, 2014 and 2013 was $45,000 each year.

NOTE 12 – INCOME TAXES

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

The effective tax rate of the Company is reconciled to statutory tax rates as follows for the years ended December 31, 2014 and 2013:

	2014		2013
US federal statutory tax rate	34%		34%
Change in US valuation allowance	(34%	)	(34%	)
Effective tax rate	-		-

NOTE 12 – INCOME TAXES (cont’d)

Deferred tax assets consist of the following as of December 31:

	2014	2013
Net operating loss carryforward	$6,827,735	$5,809,000
Valuation allowance	(6,827,735)	(5,809,000)
Deferred tax asset	$-	$-

The Company has non-capital losses carried forward of approximately 15,952,000 which expire beginning in 2031. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company has an option (expiring July 12, 2016) to issue a controlling stake in the Company amounting to 52.5% to a related party for a perpetual exclusive license to manufacture and sell Nanotech Products for all North America, South America and Europe. If this option is exercised, the Company will have a similar option for the territory of Asia to issue an additional 10% ownership stake in the Company.

The Company is delinquent on its state and federal payroll tax remittances. The State of California has issued a Notice of State Tax Lien against the property and rights owned by the Company covering interest and penalties for non-payment of payroll remittances of $3,897.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the Company issued the following shares and warrants:

  501,499 shares of common stock valued on the dates of issuances at $40,120, based on the market price, for consulting services.
  5,100,000 shares of common stock valued on the dates of issuances in the amount of $300,000, based on the market price. $112,500 as payment for accounts payable and accrued liabilities to a related party and the remaining $187,500 was recorded as loss on settlement of debt.
  300,000 shares of common stock on a cashless exercise of 300,000 warrants
  6,252,324 shares of common stock for the conversion of a $100,000 convertible note.
  8,600,000 warrants with a five-year term, an exercise price of $0.001 per share having a fair value of $614,000 per Black-Scholes method, $245,000 as payment for accounts payable and accrued liabilities to a related party and the remaining $369,000 was recorded as loss on settlement of debt.
  300,000 warrants with a five-year term, an exercise price of $0.001 per share having a fair value of $15,600 per Black-Scholes method, for interest expense.
  510,000 warrants with a five-year term, an exercise price of $0.001 per share having a fair value of $26,520 per Black-Scholes method, for consulting services.

Subsequent to year end, the Company entered into a number of Convertible Notes agreements with various investors, for loans totalling $300,850, yielding proceeds of $268,000 after fees and discounts of $32,850. The terms of the loan vary from 9 months to 2 years and the interest rates vary from 8%-18%. These loans are convertible into shares of the Company with some having prepayment privileges. The conversion price on these notes are 60%-61% of the market price of the Company’s common stock. The Company determined that the conversion option is a derivative.

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

As of December 31, 2013, we identified material weaknesses in certain controls related to the financial statement close and reporting process that were not functioning effectively to properly accrue certain expenses and classify some expenses in the financial statements. We also did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being detected or prevented. Management concluded that these control deficiencies constituted a material weakness at December 31, 2013. We are currently early stage company, and although we have hired qualified resources to carry out our day-to-day accounting and financial reporting obligations, we have not yet reached the point at which we have adequate resources to address all accounting procedures, especially the process to close our financial records at each reporting period in a timely manner. These control weaknesses were, in part, due to lack of adequate funding during the period in which the financial statements were being prepared.

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

Directors and Executive Officers.

The current directors and executive officers of the Registrant are as follows:

Name	Age	Position(s)
Joseph Kristul	66	Director, President, Treasurer and Chief Executive Officer
Darin Nellis	45	Secretary , Director of Sales & Marketing
Alex Trossman	65	Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth all compensation awarded to, paid to or earned by the Registrant’s President, Chief Executive Officer and Chief Financial Officer and the Company’s Secretary and Director of Sales and Marketing for the fiscal year of the Company indicated.

						Nonequity	Nonqualifie d
Name and						Incentive	Deferred	All
Principal				Stock	Option	Plan	Compensation	Other
					Awa	Compensa		Compe
Position	Year	Salary	Bonus	Awards	rds	tion	Earnings	n sation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Joseph Kristul Director, President, Chief Executive Officer and Chief Financial Officer	2014	0	0	247,451	0	0	0	0	247,451
Darrin Nellis Secretary, Director of Sales and Marketing	2014	0	0	57,206	0	0	0	0	57,206

Compensation of Executive Officers

Mr. Kristul received 2,340,465 shares for a fair value of $257,451 in 2014and Mr. Nellis received 520,050 shares for fair value of $57,206 included in stock based compensation.

Employment Agreements

The Company has not entered into any employment agreements with our executive officers or other employees to date.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year End

Joseph Kristul holds 300,000 warrants expiring July 8.2015 and 480,000 warrants expiring March 14, 2018 at December 31, 2014.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2014.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2014.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2014.

Potential Payments upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides information about the beneficial ownership of the Common Stock as of December 31, 2014, by each of the current directors and executive officers, by all directors and executive officers as a group and by each person known to the Registrant who is the beneficial owner of more than 5% of any class of the Registrant’s securities. Unless otherwise noted, the persons listed below have sole voting and investment power with respect to the shares reported.

	Beneficial
	Ownership

Name of Beneficial Owner	Total Shares		Percent of
	(2)		Class (4)

Joseph Kristul (1) Director, President, Treasurer and Chief Executive Officer	2,840,465	(3)	6.44%
Darin Nellis (1), Secretary	565,355		1.28%
Alex Trossman (1), Director	62,500		0.14%

All Directors and Executive Officers as a Group (4 Persons)	3,468,320		7.86%

(1)	Executive officer and/or director of the Company.

(2)	Represents the total number of shares of Common Stock owned as of December 31, 2014.

(3)	Represents 2,740,465 shares of common stock issued to Mr. Kristul and 100,000 shares issued to his wife, Maria Kristul.

(4)	The percentages listed in the percent of class column are based upon 44,126,829 issued and outstanding shares of Common Stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

GBH CPAs PC (“GBH”) served as our independent registered public accounting firm for our fiscal year ended December 31, 2014 and 2013. Our previous auditor, LBB & Associates Ltd., LLP served as our independent registered public accounting firm for our fiscal year ended December 31, 2011 and up to the third quarter ended September 30, 2012 resigning on March 12, 2013. The following table shows the fees that were billed for the audit and other services provided by the firm for the fiscal year indicated.

	Fiscal Year Ended Dec. 31, 2014	Fiscal Year Ended Dec. 31, 2013

Audit Fees	$ 83,200	$ 76,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 83,200	$ 76,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting. The audit and tax fees paid to the auditors with respect to our fiscal year ended December 31, 2014 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29,2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29,2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (8)
10.11	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated October 18, 2011 (9)
10.12	Convertible Debenture Agreement Dated February 21, 2012 (10)
10.13	Third Amendment of Licensing Agreement entered into the 12th day of July 2010 (11)
10.14	Amendment Agreements to Convertible Debenture Agreements dated April 29,2011 and February 21,2012 (12)
10.15	Fourth Amendment of Licensing Agreement entered into the 12th day of July 2010 (13)
10.16	Fifth Amendment of Licensing Agreement entered into the 12th day of July 2010 (14)
10.17	Sixth Amendment of Licensing Agreement entered into the 12th day of July 2010 (15)
10.18	Seventh Amendment of Licensing Agreement entered into the 12th day of July 2010 (16)
10.19	Eight Amendment of Licensing Agreement entered into the 12th day of July 2010 (17)
10.20	Ninth Amendment of Licensing Agreement entered into the 12th day of July 2010 (18)
10.21	Form of 10% Convertible Debenture (Pursuant to Regulation D)(19)
10.22	Form of 10% Convertible Debenture (Pursuant to Regulation S)(19)
10.23	Form of Securities Purchase Agreement (Pursuant to Regulation D)(19)
10.24	Form of Securities Purchase Agreement (Pursuant to Regulation S)(19)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3 Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 30,2010
(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14,2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3,2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6,2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7,2011
(9) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on October 18,2011
(10) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 21,2012
(11) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on June 28,2013
(12) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 20,2013
(13) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on December 13,2013
(14) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 31,2014
(15) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on April 9,2014
(16) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 8, 2014
(17) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 19, 2014
(18) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on September 10, 2014
(19) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 28, 2014

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2015	HYBRID COATING TECHNOLOGIES INC
(Registrant)

	By:	/s/ Joseph Kristul
Name: Joseph Kristul
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kristul		April 15, 2015
Joseph Kristul	President and Chief Executive
Officer,
(Principal executive officer
principal financial and
accounting officer)

/s/ Alex Trossman		April 15, 2015
Alex Trossman	Director