Form 10-K/A
period 2014-12-31
HYBRID Coating Technologies Inc.
filed 2015-04-16
CIK 1445235

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-K for the period ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015 (the “Form 10-K”), is to furnish interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T and to change the balance presented in the Consolidated Balance Sheets as of December 31,2014 for Accounts payable and accrued liabilities by $1 from 667,295 to 667,296.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2015

Hybrid Coatings Technology Inc.
Consolidated Balance Sheets
As of December 31, 2014 and 2013

	December 31	December 31
ASSETS	2014	2013

Intangible assets, net of accumulated amortization	$2,136,205	$444,940

TOTAL ASSETS	$2,136,205	$444,940

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$5,552	$7,706
Accounts payable and accrued liabilities	667,296	564,289
Accounts payable and accrued liabilities-related parties	348,731	491,178
Deferred revenue	20,000	20,000
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Convertible notes, net of unamortized discount of $160,748	119,363	-
Loans payable, net of unamortized discount of $0 and $5,455, respectively	977,500	972,045
Loans payable –shareholders, net of unamortized discounts and premiums of $0 and $21,980, respectively	1,944,504	1,343,562
Note payable – related party	1,889,491	682,451
Total current liabilities	6,187,437	4,296,231
Convertible debentures	1,342,696	1,396,858
Derivative liability	181,723	816,488
Total liabilities	7,711,856	6,509,577
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A preferred stock, $500 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series B preferred stock, $500 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-

Common stock, $0.001 par value, 150,000,000 shares authorized, 44,126,829 shares and 11,167,513 shares issued and outstanding , respectively	44,127	11,168
Additional paid-in capital	17,003,285	10,712,971

Accumulated deficit	(22,623,063)	(16,788,776)
Total stockholders’ deficit	(5,575,651)	(6,064,637)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,136,205	$444,940

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

Date: April 16, 2015	HYBRID COATING TECHNOLOGIES INC
(Registrant)

	By:	/s/ Joseph Kristul
Name: Joseph Kristul
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kristul		April 16, 2015
Joseph Kristul	President and Chief Executive
Officer,
(Principal executive officer
principal financial and
accounting officer)

/s/ Alex Trossman		April 16, 2015
Alex Trossman	Director