Form 10-Q
period 2015-03-31
HYBRID Coating Technologies Inc.
filed 2015-05-20
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

57,856,880 shares of the issuer’s common shares, par value $0.001 per share, were issued and outstanding as of May 20, 2015.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as of March 31, 2015 and the related unaudited consolidated statements of operations, and cash flows for the three months ended March 31, 2015 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015 or any other subsequent period.

Hybrid Coating Technologies Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
ASSETS	2015	2014

Current assets
Cash	$1,821	$-
Total current assets	1,821	-

Intangible asset, net of accumulated amortization	1,870,658	$2,136,205

TOTAL ASSETS	$1,872,479	$2,136,205
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$-	$5,552
Accounts payable and accrued liabilities	715,162	667,295
Accounts payable and accrued liabilities-related parties	242,419	348,731
Deferred revenue	20,000	20,000
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Convertible notes, net of unamortized discount of $349,893 and $160,748 respectively	210,965	119,363
Loans payable	1,002,500	977,500
Loans payable - shareholders	1,843,980	1,944,504
Note payable – related party	1,829,491	1,889,491
Derivative liabilities	486,547	-
Total current liabilities	6,566,064	6,187,437
Convertible debentures	1,342,696	1,342,696
Derivative liabilities	420,538	181,723
Total liabilities	8,329,298	7,711,856
Commitments and contingencies
SHAREHOLDERS’ DEFICIT
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 56,280,652 shares and 44,126,829 shares issued and outstanding, respectively	56,281	44,127
Additional paid-in capital	18,335,451	17,003,285
Accumulated deficit	(24,848,551)	(22,623,063)
Total stockholders’ deficit	(6,456,819)	(5,575,651)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,872,479	$2,136,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Operations
For the Three Months ended March 31, 2015 and 2014
(Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2015	March 31, 2014

Revenues	$-	$29,370

Cost of sales	-	1,994

Gross-margin	-	27,376

Operating expenses

General and administrative	491,335	605,946

Amortization of intangible asset	265,547	36,390

Loss on settlement of payables	369,260	-

Total operating expenses	1,126,142	642,336

Loss from operations	(1,126,142)	(614,960)

Loss on extinguishment of debt, net	(355,641)	(1,018,529)

Change in fair value of derivative liability	(20,561)	345,652

Gain on foreign currency translation	5,934	2,430

Interest expense	(729,078)	(141,945)

Net loss	$(2,225,488)	$(1,427,352)

Net loss per common share-basic and diluted	$(0.05)	$(0.11)

Weighted average number of shares -basic and diluted	48,739,498	13,325,668

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2015 and 2014
(Unaudited)

	Three Months	Three Months
	ended	ended
	March 31,2015	March 31,2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,225,488)	$(1,427,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	109,832	338,250
Amortization of debt discounts	203,445	17,859
Amortization of intangible asset	265,547	36,390
Loss on settlement of payables	369,260
Loss on extinguishment of debt	355,641	1,018,529
Fair value on derivative liability that exceeds face value of debt	368,051	-
Change in fair value of derivative liability	20,561	(345,652)
Gain on foreign currency translation	(5,934)	(2,430)
Interest imputed from notes payable -related party	46,487	32,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	68,668	206,402
Accounts payable and accrued liabilities related parties	235,254	42,638
Bank indebtedness	(5,552)	21
Net cash used in operating activities	(194,228)	(83,345)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes	336,750	-
Repayments of convertible notes	(111,111)	-

Proceeds from loans payable	25,000	-
Repayments of note payable - related party	(60,000)	(70,000)

Proceeds from loans payable - shareholders	530,445	308,111
Repayments of loans payable- shareholders	(525,035)	(155,066)

Proceeds from exercise of warrants	-	300

Net cash provided by financing activities	196,049	83,345

INCREASE IN CASH	1,821	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	1,821	-

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows (continued)
For the Three Months ended March 31, 2015 and 2014
(Unaudited)

	Three Months ended	Three Months ended
	March 31, 2015	March 31, 2014

Supplemental disclosure of cash flow information

Cash paid during the period for:

Interest paid	$28,407	$10,750

Income taxes	$-	$-

Non cash financing transactions:

Common stock issued and payable for accounts payable	$-	$50,924

Common stock issued and payable for interest accrual	$-	$2,940
Common stock issued for settlement of accounts payable - related party	$300,000	$233,000
Warrants issued for payment of interest	$15,600	$-

Cashless exercise of warrants	$296	$150

Issuance of common stock for the conversion of loans payable- shareholder	$258,141	$-

Warrants issued for settlement of accounts payable - related party	$614,260	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Hybrid Coating Technologies Inc. (the “Company”, “HCT”) was incorporated in the State of Nevada on July 8, 2010.

The Company manufactures and sells under license, alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™, including coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder).

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc., included in Form 10-K filed on April 15, 2015 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Going Concern

The Company remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $24,848,551, and has a working capital deficit of $6,564,243 as of March 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

As of March 31, 2015 and 2014, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

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

Earnings Per Share - Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

For three months ended March 31, 2015 and 2014, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended
	March 31,
	2015	2014
Convertible debt	37,789,774	2,298,065
Stock warrants	18,666,592	7,816,928
Total common shares issuable	56,456,366	10,114,993

Recently Issued Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Subsequent Events – The Company has evaluated all transactions occurring from March 31, 2015 through the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3 – INTANGIBLE ASSET

The following is a summary of the licenses acquired to date from Nanotech Industries, Inc. (“NTI”)

	License Rights Overview	Licensed Region	Term (date) of License	Original Cost	Carrying Value at March 31, 2015	Carrying Value at December 31, 2014
A	Coating Products	North America	12-Jun-10 6 years	$500,000	$0	$0
B	Coating Products	Russian Territory	17-Mar-11 10 years	$150,000	$28,219	$29,600
C	Coating Products	European Continent	07-Jul-11 5 years	$1,250,000	$234,138	$269,780
D	Spray Foam Insulation	North America, European Continent and Russian Territory	06-May-16 2 years	$500,000	$273,967	$336,825
E	Added Applications including synthetic leather, sealants and adhesives	North America, European Continent and Russian Territory	31-Mar-17 3 years	$2,000,000	$1,333,334	$1,500,000
TOTAL				$4,400,000	$1,870,658	$2,136,205

Intangible assets activity is as follows for the three months ended March 31, 2015 and 2014:

	2015	2014
Net intangible asset, beginning of period	$2,136,205	$444,940
Less: current amortization	(265,547)	(36,390)
Net intangible asset, end of period	$1,870,658	$408,550

The balance of intangible assets, net is as follows:

	March 31, 2015	December 31, 2014
Intangible assets	$3,618,083	$3,618,083
Less: accumulated amortization	(1,747,425)	(1,481,878)
Intangible assets, net	$1,870,658	$2,136,205

NOTE 4 – LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. The balance at March 31, 2015 and December 31, 2014 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holder with respect to the defaults.

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

In 2015, a non-related party advanced the Company $25,000. This is a demand loan, non-interest bearing with no specified terms of repayment.

The Company recorded $0 and $5,455 of interest expense related to the debt discount during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, interest expense related to these notes was $40,147 and $42,175, respectively, and the interest paid was $13,200 and $10,775, respectively.

NOTE 5 – LOANS PAYABLE – SHAREHOLDERS

During the years ended December 31, 2013, 2012 and 2011, the Company entered into various loan agreements and arrangements for loans with certain shareholders. The loans all have different maturity dates ranging from 2011 to 2015 and interest rates that range from 2% to 18%. The Company was in default on loans totalling $999,026 as of March 31, 2015. The shareholders have not called these loans.

During the three months ended March 31, 2015, the Company received $530,445 in shareholder loans and repaid $525,035.

During the three months ended March 31, 2015, a shareholder-creditor transferred $100,000 of its outstanding balance owed by the Company to a third party. The Company and the third party agreed to amend the loan agreement to allow the third party to convert the principal balance into shares of the Company’s stock. The third party converted the principal balance of $100,000 into 6,252,324 shares of the Company’s common stock. The shares had a fair value of $258,141 and the Company recorded a loss on debt extinguishment of $158,141.

During the three months ended March 31, 2015 and 2014, the Company recorded interest expense related to the amortization of debt discounts of $0 and $12,404, respectively, related to all loans from shareholders. As of March 31, 2015 and 2014, the total interest expense was $20,875 and $12,350, respectively, and the total interest paid on loans from shareholders was $1,874 and $0, respectively. The Company had an outstanding balance of $1,843,980 and $1,944,504 as of March 31, 2015 and December 31, 2014, respectively.

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

The Company recorded a corresponding discount of $46,721 and $558,248 against the carrying value of the convertible debentures during the years ended December 31, 2012 and 2011, respectively. The discounts were amortized using the effective interest method over the term of the debt.

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

On November 12, 2014, the Company issued convertible debentures for $25,000, a maturity of 24 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are held by third parties and by non-controlling shareholders. The conversion price is calculated as 45% of the average trading price for the five days prior to the conversion however the conversion price can never be lower than $0.08 per share nor can it exceed $0.30 per share. An unamortized discount of $2,804 remains outstanding.

Interest of $ 33,180 and $32,560 have been recorded for the quarters ended March 31, 2015 and March 31, 2014, respectively. No interest payments were made during the three months ended March 31, 2015. The balance of the debentures both at March 31, 2015 and December 31, 2014, was $1,342,696.

NOTE 7 – CONVERTIBLE NOTES

On July 23, 2014, the Company entered into an agreement with an investor whereby the investor could lend a principal sum up to $250,000 including an original issue discount (“OID”) of $25,000. Upon signing, the investor was required to pay $111,111 with the OID prorated based on the actual consideration paid. The investor may pay additional amounts at its own discretion. The OID on the $111,111 investment was $11,111 and was recorded as debt discount. In March 2015, the Company borrowed an additional $62,223 with and OID of $12,223 from the investor. If the Company pays the investor within 90 days then there is 0% interest, and if the Company pays after 90 days then there is a one-time interest charge of 12% applied to the outstanding balance. The maturity date is 2 years from the date of each borrowing and the outstanding balance and any interest is due and payable. The note is convertible into common shares of the Company. The conversion price is 60% of the lowest trade price of the 25 trading days prior to the conversion.

In the case that conversion shares are not deliverable, an additional 10% discount will apply; and if the shares are ineligible for deposit into the Depository Trust Company system and only eligible for Xclearing deposit, an additional 5% discount shall apply; and in the case of both, an additional cumulative 15% discount shall apply.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $153,702, a debt discount of $100,000 and recognized the difference as additional interest during the year ended December 31, 2014. The Company recorded a derivative liability of $95,613 for the amount borrowed in March 2015 with $50,000 being recorded as a debt discount and recognized the difference as additional interest expense.

The Company repaid the original borrowing of $111,111 and accrued interest of $13,333 in January 2015. The Company amortized the remaining debt discount of $86,605 on the original borrowing as interest expense on the date the note was repaid. The Company amortized $2,301 of the debt discount as interest expense on the $62,223 additional borrowing for the three months ended March 31, 2015.

On October 3, 2014, the Company entered into an agreement with an investor whereby the investor loaned a principal sum of $115,000. Upon signing, the Company received $108,000 in cash and paid fees of $7,000 recorded as debt discount. The maturity date is April 3, 2015 and the interest rate from the date of borrowing is 12% per annum. The note and any accrued unpaid interest are convertible into common shares of the Company. The conversion price is 60% of the lowest trade price of the 20 trading days prior to the conversion. The Note has redemption premiums, if the Note is repaid prior to maturity, of 130% up until the 160th day and 150% thereafter up until maturity. The Company does not intend to repay the Note prior to maturity.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $73,357 and a debt discount was recorded. During the three months ended March 31, 2015, the Company amortized $32,143 of the debt discount on the note as interest expense. This note is currently in default, however, the Company has not received a demand for repayment.

On November 13, 2014, the Company entered into an agreement with an investor whereby the investor loaned a principal sum of $54,000. Upon signing, the Company received $50,000 in cash and paid fees of $4,000, recorded as a debt discount. The maturity date is August 17, 2015 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 61% of the lowest trade price of the 10 trading days prior to the conversion.

The Company determined that the conversion option was a derivative, accordingly, the Company recorded a derivative liability of $65,717 of which $50,000 was recorded as debt discount, and $15,717 as additional interest expense. During the three months ended March 31, 2015, the Company amortized $17,545 of the debt discount as interest expense and recorded accrued interest of $1,080.

On January 7, 2015, the Company entered into an agreement with an investor whereby the investor loaned a principal sum of $65,000. The Company received $50,000 in cash and paid fees of $15,000, recorded as a debt discount. The maturity date of the note is September 30, 2015 and the interest rate from the date of borrowing is 18% per annum. If the convertible note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The convertible note and any accrued unpaid interest is convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 50% of the lowest closing bid price of the 20 trading days prior to the conversion. The convertible note has a redemption premiums if the convertible note is repaid prior to 180 days of 120% of the principal and accrued interest.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $111,083 of which $50,000 was recorded as debt discount, and $61,083 as additional interest expense. During the three months ended March 31, 2015, the Company amortized $21,429 of the debt discount as interest expense.

On January 13, 2015, the Company entered into an agreement with an investor whereby the investor loaned a principal sum of $52,500. Upon signing, the Company received $50,000 in cash and paid fees of $2,500, recorded as a debt discount. The maturity date of the convertible note is January 13, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 60% of the lowest closing bid price of the 20 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 110% to 135% based on the number of days after the issuance that the note is repaid.

The Company determined that the conversion option was a derivative, accordingly, the Company recorded a derivative liability of $109,533 of which $50,000 was recorded as debt discount, and $59,533 as additional interest expense. During the three months ended March 31, 2015 the Company amortized the $11,075 of debt discount as interest expense and recorded accrued interest of $886.

On January 16, 2015, the Company entered into an agreement with an investor whereby the investor lent a principal sum of $54,000. Upon signing, the Company received $50,000 in cash and paid fees of $4,000, recorded as a debt discount. The maturity date is October 20, 2015 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest is convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 61% of the lowest trade price of the 10 trading days prior to the conversion. The note has redemption premiums if the Note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative, accordingly, the Company recorded a derivative liability of $82,026 of which $50,000 being recorded as debt discount, and $32,026 as additional interest expense. During the three months ended March 31, 2015, the Company amortized $14,426 of the debt discount as interest expense.

On January 21, 2015, the Company entered into an agreement with an investor whereby the investor loaned a principal sum of $35,000. Upon signing, the Company received $33,000 in cash and paid fees of $2,000, recorded as a debt discount. The maturity date is January 21, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest closing bid price of the 20 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative, accordingly, the Company recorded a derivative liability of $65,569 of which $33,000 was recorded as debt discount, and $32,569 as additional interest expense. During the three months ended March 31, 2015, the Company amortized $6,616 of the debt discount as interest expense.

On January 28, 2015, the Company entered into an agreement with an investor whereby the investor agreed to lend a principal sum of up to $220,000. Upon closing, the Company received $35,000 in cash The Company paid an OID of $3,500 and an interest payable on issuance $3,850. The maturity date of the notes is January 28, 2016 and the interest rate from the date of borrowing is 10% per annum which was recorded at issuance. If the note is unpaid by maturity the interest rate becomes 20% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest trading price of the 25 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative, accordingly, the Company recorded a derivative liability of $80,513 of which $35,000 being recorded as debt discount, and $45,513 as additional interest expense. During the three months ended March 31, 2015, the Company amortized $7,194 of the debt discount as interest expense.

On February 5, 2015, the Company entered into an agreement with an investor whereby the investor agreed to lend a principal sum of up to $250,000 with OID of 12% of all amounts borrowed. Upon closing, the Company received $25,000 in cash and paid fees of $2,174, recorded as a debt discount. The maturity date is February 5, 2017. The note does not bear interest, however, if the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest trading price of the 25 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative, accordingly, the Company recorded a derivative liability of $50,952 of which $25,000 was recorded as debt discount, and $25,952 as additional interest expense. During the three months ended March 31, 2015, the Company amortized $2,007 of the debt discount as interest expense.

On March 6, 2015, the Company entered into an agreement with an investor whereby the investor agreed to lend a principal sum of up to $100,000. Upon closing, the Company received $25,000 in cash and recorded an OID $2,778 as debt discount. The maturity date is March 6, 2017. The note has a one time interest fee from the date of each borrowing of 12% per annum and was recorded at issuance as debt discount in the amount of $3,333. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest closing bid price of the 20 trading days prior to the conversion. The Note has redemption premiums if the Note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative, accordingly, the Company recorded a derivative liability of $50,880 of which $25,000 was recorded as debt discount, and $25,880 as additional interest expense. During the three months ended March 31, 2015, the Company amortized $1,064 of the debt discount as interest expense.

On March 26, 2015, the Company entered into an agreement with an investor whereby the investor loaned a principal sum of $22,500. Upon signing, the Company received $18,750 in cash and paid fees of $3,750, recorded as a debt discount. The maturity date is March 26, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 60% of the lowest trading price of the 20 trading days prior to the conversion. The Note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative, accordingly, the Company recorded a derivative liability of $56,832 of which $18,750 was recorded as debt discount, and $39,882 as additional interest expense. During the three months ended March 31, 2015, the Company amortized $307 of the debt discount as interest expense.

NOTE 8 – SENIOR SECURED CONVERTIBLE DEBENTURES

On August 16, 2010, the Company entered into a securities purchase agreement with a third party for the subscription of senior secured convertible debentures (“SSCD”) for an amount of $400,000. The debentures have a maturity date of August 16, 2012 with a coupon of 10% and convert at the option of the holder into shares of common stock of the Company at a price of $0.75 per share. The notes are secured by all assets of the Company. The subscriber also received 533,336 Series A warrants with a maturity of 1 year and an exercise price of $1.25 and 133,360 Series B warrants with a term of 3 years and an exercise price of $1.50. The debentures and Series A warrants carry registration rights whereby upon the consummation of the reverse merger with Nanotech, the shares underlying the debentures and Series A warrants will be registered as soon as is practicable. To date, the shares have not been registered. All prices and warrants issued have been adjusted for the post-acquisition of Nanotech by HCT.

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability. As of March 31, 2015, the fair value of the embedded derivatives in the Convertible Debentures was $88,958.

For the three months ended March 31, 2015, the Company recorded derivative liabilities for issuance of convertible notes payable initial fair value of $704,801. The fair value of these derivatives was valued on the dated of the issuances of the convertible debt using the Black-Scholes option pricing model with the following weighed average assumptions: (1) risk free interest rate 0.17% - 0.73%, (2) term of 0.7 – 2 years, (3) expected stock volatility of 183% - 202%, (4) expected dividend rate of 0% and (5) common stock price of $0.04 - $0.07. The fair value of these derivatives was valued on March 31, 2015 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.26% or 0.56%, (2) term of 0.5 – 1.9 years, (3) expected stock volatility of 183% -232%, (4) expected dividend rate of 0%, and (5) common stock price of $0.037.

The Company recorded unrealized loss of $20,561 and $345,652 for the three months ended March 31, 2015 and March 31, 2014 respectively. The fair value of the derivative liability was $907,085 and $181,723 as of March 31, 2015 and December 31, 2014, respectively. Activity during the three months ended March 31, 2015 is as follows:

	Derivative Values

	December 31, 2014	Additions	Fair Value Increase (decrease)	March 31, 2015
Valuation Date
April 29 debenture	$13,405	$-	$(9,989)	$3,416
Feb 21 debenture	9,000	-	(583)	8,417
Oct 10 note	73,472	-	(340)	73,132
Nov 12 debenture	2,750	-	1,243	3,993
Nov 13 debenture	83,096	-	2,811	85,907
2015 convertible notes		704,801	27,419	732,220
Total	$181,723	$704,801	$20,561	$907,085

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended March 31,
	2015	2014
Beginning balance	$181,723	$816,488
Additions	704,801
Total (gains) and losses	20,561	(345,652)
Ending balance	$907,085	$470,836

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2015 and 2014	$(20,561)	$345,652

NOTE 10– STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2015, the Company issued a total of 5,100,000 shares of common stock to a shareholder-creditor for payment of outstanding accounts payable. The fair value of the shares was $300,000 based on the market price on the date of grant which settled accounts payable and accrued liabilities to related parties of $102,500. Accordingly, the Company recognized a loss on settlement in the amount of $197,500.

During the three months ended March 31, 2015, a shareholder-creditor transferred $100,000 of its outstanding balance owed by the Company to a third party. The Company and the third party agreed to amend the loan agreement to allow the third party to convert the principal balance into shares of the Company’s stock. The third party converted the principal balance of $100,000 into 6,252,324 shares of the Company’s common stock. The shares had a fair value of $258,141 and the Company recorded a loss on debt extinguishment of $158,141.

The Company issued 505,249 shares of common stock to consultants as payment for services. The shares had a fair value of $40,420 based on the market price on the date of grant and were recorded as stock-based compensation.

During the three months ended March 31, 2015, 296,250 shares of common stock were issued on the cash-less exercise of 300,000 warrants.

Warrants

During the three months ended March 31, 2015, the Company issued 630,000 warrants to consultants for consulting services at a fair value of $69,412 (recorded as stock-based compensation), 8,600,000 warrants to a shareholder to repay accounts payable-related party with a fair value of $614,260 (recorded as an adjustment to accounts payable-related party of $245,000 and loss on settlement of payables of $369,260), and 300,000 warrants to shareholders for interest of $15,600 all with a corresponding increase in additional paid-in capital valued using the Black-Scholes method according to the following assumptions:

Expected volatility	102%-267%
Exercise price	$0.001
Stock price	$0.05-$0.50
Expected life	-5 years
Risk-free interest rate	1.19%-1.66%
Dividend yield	$ Nil

A summary of the activity in the Company's warrants during the three months ended March 31, 2015 is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable, at December 31, 2014	9,501,092	$0.10
Issued	9,530,000	$0.001
Exercised	(300,000)	$0.001
Expired	(95,000)	$0.51
Outstanding and exercisable, at March 31, 2013	18,636,592	$0.05

The intrinsic value of warrants outstanding at March 31, 2015 was $628,199.

Contingent Warrant Issuance
On July 20, 2012, the Company’s board of directors approved the issuance of 300,000 stock purchase warrants, exercise price of $0.001 per share and a five-year life from date of issuance to the Company’s President, Joseph Kristul, contingent upon his successful negotiation of a major sales contract. The major sales contract agreement has not yet been consummated by the Company.

NOTE 11– RELATED PARTY TRANSACTIONS

Fees charged by Shareholder
During the three months ended March 31, 2015 and 2014, the Company was charged $225,837 and $191,000 by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The amounts are included in accounts payable and accrued liabilities to related parties. The Company has an outstanding balance as of March 31, 2015 and December 31, 2014 of $91,019 and $212,682, respectively.

Principal Debt Payments
During the three months ended March 31, 2015, the Company made principal payments of $60,000 on its note payable to NTI related to the 2014 acquisition of the Added Applications license rights. The note matures on March 31, 2017, does not bear interest, and no payments are required prior to maturity. The balance of the note was $1,829,491 and $1,889,491 at March 31, 2015 and December 31, 2014, respectively.

Shared Administrative Costs
The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. Rent expense for the quarters ended March 31, 2015 and 2014 were both $11,250.

NOTE 12– SUBSEQUENT EVENTS

Subsequent to March 31, 2015 the Company has issued the following shares:

-6,100,000 shares of common stock at a fair value of $122,000 based on the market price on the dates of grant for payment of $24,400 in accounts payable and accrued liabilities to a related party. $97,600 was recorded as loss on settlement of debt.

-500,000 shares of common stock at a fair value of $10,000 based on the market price on the dates of grant to an officer as compensation;

-4,919,344 shares of common stock for the conversion of $36,239 of principal and accrued interest on convertible notes.

 -120,000 shares of common stock on the cashless exercise of 120,000 warrants.

The Company and two related parties agreed to cancel 8,113,116 shares of common stock (held by NTI) and 1,950,000 shares of common stock (a shareholder – creditor). In lieu of the stock cancellation the related parties agreed to receive 8,113,116 and 1,950,000 warrants respectively, with a 5-year term and an exercise price of $0.001 per share. The fair value of the warrants using the Black-Scholes model was $181,136.

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

Changes in Accounting Principles

No accounting changes were adopted during the three months ended March 31, 2015.

Overview
Company Background

HCTs principal office is located in Daly City, California, U.S.A.

As of March 31, 2015, HCT had 2 employees.

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

HCT is currently at the commencement of the commercialization phase of its business model. HCT plans on significantly expanding its sales and client base by promoting the NTI Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships. The Company expects to have significant sales by the end of 2015.

Results of Operation

HCT is does not yet have any significant revenues. Management is in talks with prospective clients and the Company expects to have revenues in this fiscal year. The Company recorded $29,370 in revenues for the three months ended March 31, 2014. These sales were related to promotional samples of the Company’s products.

General and administrative expenses totaled $491,335 for the three months ended March 31, 2015, as compared to $605,946 for the three months ended March 31, 2014, representing a 19% decrease from the prior corresponding period. Included in general administrative expenses for the period ended March 31 are the following:

			%
	2015	2014	change
Professional fees	$267,455	$190,600	40%
Payroll	11,542	31,393	(63%	)
Stock-based compensation (non-cash)	109,832	338,250	(68%	)
Rent, supplies and general office costs	24,240	32,038	(24%	)
Travel and trade shows	78,266	13,665	473%

Total	$491,335	$605,946	(19%	)

Professional fees were $267,455 for the three months ended March 31 2015 compared to $190,600 for the three months ended March 31, 2014. Professional fees increased due to greater use of consultants for financing, sales and marketing purposes.

Payroll was $11,542 for the quarter ended March 31, 2015 compared to $31,393 for the corresponding prior year. Payroll decreased due to a reduction in employees from two to one.

Stock-based compensation was $109,832 for the quarter ended March 31, 2015 compared to $338,250 for the quarter ended March 31, 2014. Stock based compensation decreased from the prior year’s period mainly due to the $224,500 amortization of warrants issued to consultants in 2013 in accordance with vesting terms included in 2014.

Rent, supplies and general office costs were $24,240 for the three months ended March 31, 2015 which was not significantly changed from $32,038 for the three months ended March 31, 2014.

For the quarter ended March 31, 2015, travel and tradeshows were $78,266 increasing by $64,601 from $13,665 for the corresponding prior year’s quarter. The Company has had increased travel in connection with sales, product development and financing purposes during the three months ended March 31, 2015.

The Company expects to significantly increase operating expenses in the future including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

The Company had $265,547 of amortization expense related to its intangible assets for the three months ended March 31, 2015, compared to $36,390 for the three months ended March 31, 2014. The increase in amortization expense was a result of the increased intangible asset balance related to additional licenses acquired subsequent to March 31, 2014.

The Company recognized a loss on change in fair value of derivatives of $20,561 during the three months ended March 31, 2015, compared to a gain of $345,652 in the three months ended March 31, 2014. The intrinsic fair value of the Company’s convertible notes increased during the three months ended March 31, 2015. This increase was due to the exercise price of the embedded conversion feature decreasing as a result of the discount rate applied to the 25 day average trading price of the Company’s stock as measured at March 31, 2015 compared to the exercise price on the dates of issuance of the convertible notes. Accordingly, as of March 31, 2015 the Company recorded an increase in the derivative liabilities and a corresponding loss on change in fair value. The Company’s derivative for the three months ended March 31, 2014 did not have these variable conversion features and thus the change in fair value was a result of a stock price decrease resulting in a gain.

The Company recorded $729,078 in interest expense for the three months ended March 31, 2015, compared to $141,945 in interest expense for the three months ended March 31, 2014. The increase in interest expense was a result of $368,051 of interest expense being recorded on derivative liabilities in excess of face value of convertible notes issued and amortization of debt discount of $203,445 during the three months ended March 31, 2015. There were no comparable convertible notes issued during the three months ended March 31, 2014.

During the three months ended March 31, 2015, the Company recorded loss on extinguishment of debt in the amount of $355,641 compared to $1,018,529 recorded in the three months ended March 31, 2014. The decrease in loss recorded was a result of less debt being converted to stock in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. In addition, for the three months ended March 31, 2015, the Company recorded a loss on settlement of payables in the amount of 369,260, no similar transaction occurred during the three months ended March 31, 2014.

Liquidity and Capital Resources

The Company had cash and equivalents of $1,821 as of March 31, 2015. For the three months ended March 31, 2015, the Company received $530,445 proceeds from shareholder loans and repaid $585,035 for shareholder and related party loans. The Company also received $25,000 on loans payable and $336,750 in convertible notes. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so. The Company expects it will need approximately $600,000 in additional funding to continue operations for the next 12 months.

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

Principal Cash Flows for the three months ended March 31, 2015

Operating activities for the three months ended March 31, 2015, used cash flows of $194,228 compared to $83,345 for the three months ended March 31, 2014. The Company’s net loss for the three months ended March 31, 2015 of $2,225,488 was partly offset by $724,901 in loss on extinguishment of debt, $109,832 for stock-based compensation, $265,547 amortization of intangible asset and by non-cash interest and amortization of debt discounts of $368,051 and $203,445, respectively. The increase in cash flows used in operations was a result of the Company’s increase in travel and use of consultants for selling and marketing activities as well as searching for financing opportunities.

Financing activities for the three months ended March 31, 2015, provided cash flows of $196,049 compared to $83,345 for the three months ended March 31, 2014. The increase in cash provided by financing activities was primarily as a result of proceeds from loans and convertible notes during the period.

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

Date: May 20, 2015	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)