Form 10-Q/A
period 2015-03-31
HYBRID Coating Technologies Inc.
filed 2015-05-21
CIK 1445235

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on May 20, 2015 (the “Form 10-Q”), is to is to furnish interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Hybrid Coating Technologies Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
ASSETS	2015	2014

Current assets
Cash	$1,821	$-
Total current assets	1,821	-

Intangible asset, net of accumulated amortization	1,870,658	$2,136,205

TOTAL ASSETS	$1,872,479	$2,136,205
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$-	$5,552
Accounts payable and accrued liabilities	715,162	667,296
Accounts payable and accrued liabilities-related parties	242,419	348,731
Deferred revenue	20,000	20,000
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Convertible notes, net of unamortized discount of $349,893 and $160,748 respectively	210,965	119,363
Loans payable	1,002,500	977,500
Loans payable - shareholders	1,843,980	1,944,504
Note payable – related party	1,829,491	1,889,491
Derivative liabilities	486,547	-
Total current liabilities	6,566,064	6,187,437
Convertible debentures	1,342,696	1,342,696
Derivative liabilities	420,538	181,723
Total liabilities	8,329,298	7,711,856
Commitments and contingencies
SHAREHOLDERS’ DEFICIT
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 56,280,652 shares and 44,126,829 shares issued and outstanding, respectively	56,281	44,127
Additional paid-in capital	18,335,451	17,003,285
Accumulated deficit	(24,848,551)	(22,623,063)
Total stockholders’ deficit	(6,456,819)	(5,575,651)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,872,479	$2,136,205

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

Date: May 21, 2015	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)