Form 10-Q
period 2015-06-30
HYBRID Coating Technologies Inc.
filed 2015-08-27
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

336,039,518 shares of the issuer’s common shares, par value $0.001 per share, were issued and outstanding as of August 26, 2015.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as of June 30, 2015 and the related unaudited consolidated statements of operations, and cash flows for the six months ended June 30, 2015 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015 or any other subsequent period.

Hybrid Coating Technologies Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
ASSETS	2015	2014

Intangible assets, net of accumulated amortization	$1,605,112	$2,136,205

TOTAL ASSETS	$1,605,112	$2,136,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	$5,863	$5,552
Accounts payable and accrued liabilities	795,197	667,295
Accounts payable and accrued liabilities-related parties	414,500	348,731
Deferred revenue	20,000	20,000
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Convertible notes, net of unamortized discount of $330,724 and $160,748, respectively	208,235	119,363
Loans payable	1,206,500	977,500
Loans payable -shareholders	1,935,900	1,944,504
Note payable – related party	1,738,491	1,889,491
Derivative liabilities	273,209	-
Total current liabilities	6,812,895	6,187,437

Convertible debentures, net of unamortized discount of $1,958 and $2,804, respectively	1,343,542	1,342,696
Derivative liabilities	88,305	181,723

Total liabilities	8,244,742	7,711,856

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized, 92,674,966 shares and 44,126,829 shares issued and outstanding, respectively	92,675	44,127

Additional-paid in capital	18,851,180	17,003,285

Accumulated deficit	(25,583,485)	(22,623,063)
Total stockholders’ deficit	(6,639,630)	(5,575,651)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,605,112	$2,136,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Operations For the Three Months and Six Months ended June 30, 2015 and 2014
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$4,103	$-	$4,103	$29,370

Cost of sales	1,850	-	1,850	1,994

Gross margin	2,253	-	2,253	27,376

Operating expenses
General and administrative	496,287	698,450	987,622	1,304,397
Amortization of intangible assets	265,547	36,390	531,093	72,780
Loss on settlement of payables	114,820	-	484,080	-

Total operating expenses	876,654	734,840	2,002,795	1,377,177
Loss from operations	(874,401)	(734,840)	(2,000,542)	(1,349,801)
Other income (expense)
Loss on extinguishment of debt, net	-	(321,550)	(355,641)	(1,340,079)
Change in fair value of derivative liabilities	497,719	417,256	477,158	762,908
Gain (loss) on foreign currency translation	(1,442)	(3,958)	4,492	(1,528)
Interest expense	(356,811)	(142,833)	(1,085,889)	(284,777)

Total other income (expense)	139,466	(51,085)	(959,880)	(863,476)

Net loss	$(734,935)	$(785,925)	$(2,960,422)	$(2,213,277)

Basic and diluted net loss per common share	$(0.01)	$(0.05)	$(0.05)	$(0.15)

Basic and diluted weighted average number of common shares	66,429,386	15,362,006	57,689,379	14,330,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2015 and 2014
(Unaudited)

	Six Months ended	Six Months ended
	June 30, 2015	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,960,422)	$(2,213,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	182,199	659,405
Interest paid through the issuance of shares	-	9,143
Amortization of debt discounts	354,348	27,436
Amortization of intangible assets	531,093	72,780
Loss on settlement of payables	484,080	-
Loss on extinguishment of debt	355,641	1,340,079
Derivative liabilities in excess of face value of debt	374,494	-
Change in fair value of derivative liabilities	(477,158)	(762,908)
Gain (loss) on foreign currency	(4,492)	1,528
Interest imputed from notes payable-related party	92,487	64,000
Change in operating assets and liabilities
Accounts payable and accrued liabilities	770,038	65,519
Accounts payable and accrued liabilities related parties	(153,332)	580,887
Bank overdraft	310	295
Net cash used in operating activities	(450,714)	(155,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	500	300
Proceeds from convertible notes, net of issuance costs	474,950	-
Proceeds from loans payable	229,000	-
Proceeds from loans payable-shareholders	982,006	669,311
Repayments from loans payable-shareholders	(894,870)	(335,498)
Repayments of convertible notes	(189,872)	-
Repayments of note payable - related party	(151,000)	(179,000)
Net cash provided by financing activities	450,714	155,113

INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING	-	-
CASH, ENDING	$-	$-

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months ended June 30, 2015 and 2014
(Unaudited)

	Six Months ended	Six Months ended
	June 30,2015	June 30,2015
Supplemental disclosure of cash flow information
Cash paid during the period for:

Interest	$44,733	$29,075
Income taxes	$-	$-

Non-cash financing transactions:

Common stock issued and payable for accounts payable	$-	$50,924

Common stock issued and payable for interest accrual	$-	$2,940

Common stock issued for settlement of accounts payable-related party	$458,220	$322,000

Common stock issued and payable for principal and interest accrual on convertible debenture	$-	$132,050

Common stock issued for and payable for interest on senior secured convertible debenture	$-	$29,800

Warrants issued for payment of interest	$15,600	$-

Cashless exercise of warrants	$410	$150

Common stock issued for debt	$525,394	$-

Warrants and stock issued for settlement of liabilities	$626,410	$-
Warrants issued for cancellation of shares	$1,950	$-

Derivative debt discount	$820,064	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2015
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

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc., included in Form 10-K filed on April 15, 2015 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Going Concern

The Company remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $25,583,485, and has a working capital deficit of $6,812,895 as of June 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nanotech Industries International, Inc. (“Nanotech”). All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

As of June 30, 2015 and 2014, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

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

For six months ended June 30, 2015 and 2014, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Six Months Ended
	June 30,
	2015	2014
Convertible debt	84,654,907	2,324,394
Stock warrants	27,146,592	7,816,928
Total common shares issuable	111,801,499	10,141,322

Recently Issued Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Subsequent Events – The Company has evaluated all transactions occurring from June 30, 2015 through the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3 – INTANGIBLE ASSETS

The following is a summary of the licenses acquired to date from Nanotech Industries, Inc. (“NTI”)

			Term (date)	Original	Carrying Value	Carrying Value at
	License Rights	Licensed Region	of License	Cost	at June 30,	December 31,
	Overview				2015	2014

			12-Jun-10
A	Coating Products	North America		$500,000	$0	$0
			6 years

			17-Mar-11
B	Coating Products	Russian Territory		$150,000	$27,200	$29,600
			10 years

			07-Jul-11
C	Coating Products	European Continent		$1,250,000	$199,400	$269,780
			5 years

D	Spray Foam	North America,	06-May-16	$500,000	$211,845	$336,825
	Insulation	European Continent
		and

		Russian Territory	2 years

	Added Applications
	including synthetic	North America,
	leather, sealants and	European Continent
E	adhesives	and Russian Territory	31-Mar-17	$2,000,000	$1,1166,666	$1,500,000

			3 years

TOTAL				$4,400,000	$1,605,112	$2,136,205

Intangible assets activity is as follows for the six months ended June 30, 2015 and 2014:

	2015	2014

Net intangible assets, beginning of period	$2,136,205	$444,940

Less: current amortization	(531,093)	(72,780)
Net intangible assets, end of period	$1,605,112	$372,160

The balance of intangible assets, net is as follows:

	June 30, 2015	December 31, 2014
Intangible assets	$3,618,083	$3,618,083
Less: accumulated amortization	(2,012,971)	(1,481,878)
Intangible assets, net	$1,605,112	$2,136,205

NOTE 4 – LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. The balance at June 30, 2015 and December 31, 2014 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holder with respect to the defaults.

In 2012, the Company entered into various loan agreements totalling $681,500 at interest rates ranging from 15%-25%. These loans are all currently in default. The creditors have not called these loans.

In 2013, the Company entered into various loan agreements totalling $268,500, at interest rates ranging from 15%-16%. These loans are all currently in default. The creditors have not called these loans.

In 2015, several non-related parties advanced the Company $229,000. These are all demand loans, non-interest bearing with no specified terms of repayment.

The Company recorded $0 and $5,455 of interest expense related to the debt discount during the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, interest expense related to these notes was $85,317 and $81,552, respectively, and the interest paid was $21,450 and $18,792, respectively. The Company had an outstanding balance of $1,206,500 and $977,500 as of June 30, 2015 and December 31, 2014, respectively.

NOTE 5 – LOANS PAYABLE – SHAREHOLDERS

During the years ended December 31, 2014, 2013, 2012 and 2011, the Company entered into various loan agreements and arrangements for loans with certain shareholders. The loans all have different maturity dates ranging from 2011 to 2015 and interest rates that range from 2% to 18%. The total amount of the loans was $1,944,503, of which the Company was in default on loans totalling $1,000,466 as of June 30, 2015. The shareholders have not called these loans.

During the six months ended June 30, 2015, the Company received $990,757 in shareholder loans and repaid $894,870.

During the six months ended June 30, 2015, a shareholder-creditor transferred $100,000 of its outstanding balance owed by the Company to a third party. The Company and the third party agreed to amend the loan agreement to allow the third party to convert the principal balance into shares of the Company’s stock. The third party converted the principal balance of $100,000 into 6,252,324 shares of the Company’s common stock. The shares had a fair value of $258,141 and the Company recorded a loss on debt extinguishment of $158,141.

During the six months ended June 30, 2015 and 2014, the Company recorded interest expense related to the amortization of debt discounts of $0 and $12,404, respectively, related to all loans from shareholders. As of June 30, 2015 and 2014, the total interest expense was $33,950 for both years, and the total interest paid on loans from shareholders was $2,810 and $7,671, respectively. The Company had an outstanding balance of $1,935,900 and $1,944,504 as of June 30, 2015 and December 31, 2014, respectively.

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

During the year ended December 31, 2014, the Company issued 432,454 shares of common stock for a value of $132,050 to pay for accrued interest of $64,597 and the remainder was applied against the outstanding principal balance. As of June 30,2015, the outstanding principal balance of the April 29 debenture was $1,201,000.

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

On November 12, 2014, the Company issued convertible debentures for $25,000, a maturity of 24 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are held by third parties and by non-controlling shareholders. The conversion price is calculated as 45% of the average trading price for the five days prior to the conversion however the conversion price can never be lower than $0.08 per share nor can it exceed $0.30 per share. The Company recorded a discount of $2,804. During the six months ended June 30, 2015 the company amortized discount of $846 to interest expense. An unamortized discount of $1,958 remains outstanding.

Interest of $66,722 has been recorded for the six months ended June 30, 2015 and June 30, 2014, respectively. No interest payments were made during the six months ended June 30, 2015. The balance of the debentures at June 30, 2015 was $1,343,542 and at December 31, 2014 was $1,342,696.

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

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $153,702, a debt discount of $100,000 and recognized the difference as additional interest during the year ended December 31, 2014. The Company recorded a derivative liability of $95,613 for the amount borrowed in March 2015 with $50,000 being recorded as a debt discount and recognized the difference as additional interest expense. During the six months ended June 30, 2015 the Company amortized $10,058 of the debt discount as interest expense.

The Company repaid the original borrowing of $111,111 and accrued interest of $13,333 in January 2015. The Company amortized the remaining debt discount of $86,605 on the original borrowing as interest expense on the date the note was repaid. The Company amortized $4,960 of the debt discount as interest expense on the $62,223 additional borrowing for the six months ended June 30, 2015.

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

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $73,357 and a debt discount was recorded. During the six months ended June 30, 2015, the Company fully amortized the debt discount on the note as interest expense. The company has repaid the loan through the conversion of $36,239 for 4,919,344 shares. The remaining $78,761 was paid through a cash payment of $130,629 with the remainder against accrued interest of $7,140 and $44,728 of interest expense from prepayment penalties.

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

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $65,717 of which $50,000 was recorded as debt discount, and $15,717 as additional interest expense. During the six months ended June 30, 2015, the Company amortized $35,285 of the debt discount as interest expense and recorded accrued interest of $2,150.
The lender converted $46,780 of debt for 12,245,222 shares.

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

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $111,083 of which $50,000 was recorded as debt discount, and $61,083 as additional interest expense. During the six months ended June 30, 2015, the Company amortized $43,095 of the debt discount as interest expense.

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

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $109,533 of which $50,000 was recorded as debt discount, and $59,533 as additional interest expense. During the six months ended June 30, 2015 the Company amortized the $24,164 of debt discount as interest expense and recorded accrued interest of $1,950.

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

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $82,026 of which $50,000 being recorded as debt discount, and $32,026 as additional interest expense. During the six months ended June 30, 2015, the Company amortized $32,166 of the debt discount as interest expense and recorded accrued interest of $1,780.

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

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $65,569 of which $33,000 was recorded as debt discount, and $32,569 as additional interest expense. During the six months ended June 30, 2015, the Company amortized $15,342 of the debt discount as interest expense and recorded accrued interest of $1,220.

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

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $80,513 of which $35,000 being recorded as debt discount, and $45,513 as additional interest expense. During the six months ended June 30, 2015, the Company amortized $17,752 of the debt discount as interest expense.

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

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $50,952 of which $25,000 was recorded as debt discount, and $25,952 as additional interest expense. During the six months ended June 30, 2015, the Company amortized $5,390 of the debt discount as interest expense and recorded accrued interest of $1,320.

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

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $50,880 of which $25,000 was recorded as debt discount, and $25,880 as additional interest expense. During the six months ended June 30, 2015, the Company amortized $4,937 of the debt discount as interest expense.

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

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $56,832 of which $18,750 was recorded as debt discount, and $39,882 as additional interest expense. During the six months ended June 30, 2015, the Company amortized $5,902 of the debt discount as interest expense.

On March 9, 2015, the Company entered into an agreement with an investor whereby the investor loaned a principal sum of $33,000. Upon signing, the Company received $30,000 in cash and paid fees of $3,000, recorded as a debt discount. The maturity date is December 11, 2015 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 61% of the average of the three lowest trading prices of the 10 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $9,812 with a corresponding amount recorded as debt discount. During the six months ended June 30, 2015, the Company amortized $5,227 of the debt discount as interest expense and recorded accrued interest of $820.

On March 31, 2015, the Company entered into an agreement with an investor whereby the investor loaned a principal sum of $40,000. Upon signing, the Company received $36,500 in cash and paid fees of $3,500, recorded as a debt discount. The maturity date is March 31, 2016 and the interest rate from the date of borrowing is 10% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 60% of the lowest trading prices of the 40 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $36,500 of which $34,762 was recorded as debt discount and $1,738 as additional interest expense. During the six months ended June 30, 2015, the Company amortized $9,945 of the debt discount as interest expense and recorded accrued interest of $990.

On May 8, 2015, the Company entered into an agreement with an investor whereby the investor loaned a principal sum of $25,000. Upon signing, the Company received $17,000 in cash and paid fees of $8,000, recorded as a debt discount. The maturity date is May 8, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 60% of the lowest trading prices of the 15 trading days prior to the conversion

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $19,944 of which $17,000 was recorded as debt discount and $2,944 as additional interest expense. During the six months ended June 30, 2015, the Company amortized $3,620 of the debt discount as interest expense and recorded accrued interest of $290.

On May 21, 2015, the Company entered into an agreement with an investor whereby the investor loaned a principal sum of $38,000. Upon signing, the Company received $35,000 in cash and paid fees of $3,000, recorded as a debt discount. The maturity date is February 26, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 61% of the average of the three lowest trading prices of the 10 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $25,808 with a corresponding amount recorded as debt discount. During the six months ended June 30, 2015, the Company amortized $4,101 of the debt discount as interest expense and recorded accrued interest of $330.

On June 9, 2015, the Company entered into an agreement with an investor whereby the investor loaned a principal sum of $25,000. Upon signing, the Company received $19,700 in cash and paid fees of $5,300, recorded as a debt discount. The maturity date is June 9, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company at any time after the issuance of this Note. The conversion price is 60% of the lowest trading prices of the 20 trading days prior to the conversion. The company has repaid the loan through the conversion of $19,119 for 6,380,515 shares.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $21,461 of which $21,461was recorded as debt discount and $1,761 as additional interest expense. During the six months ended June 30, 2015, the Company amortized $17,768 of the debt discount as interest expense and recorded accrued interest of $120.

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability. For the six months ended June 30, 2015, the Company recorded derivative liabilities for issuance of convertible notes payable initial fair value of $820,064. As of June 30, 2015, the fair value of the embedded derivatives in the Convertible Debentures was $361,514 with a current portion of $273,209 and a long term portion of $88,305..

The Company recorded unrealized gains of $477,158 and $762,908 for the six months ended June 30, 2015 and June 30, 2014 respectively. The fair value of the derivative liability was $361,514 and $181,723 as of June 30, 2015 and December 31, 2014, respectively. Activity during the six months ended June 30, 2015 is as follows:

	Derivative Values

				Fair Value
Debt	December 31,	Additions	Conversions	Increase	June 30, 2015
Instrument	2014			(decrease)

April 29 debenture	$13,405	$-	$-	$(13,196)	$209
Feb 21 debenture	9,000	-	-	(8,377)	623
Oct 10 note	73,472	-	(109,896)	36,424	-
Nov 12 debenture	2,750	-	-	1,634	1,958
Nov 13 debenture	83,096	-	(36,885)	(42,182)	1,203
2015 convertible notes	-	820,064	(16,334)	(451,461)	357,521
Total	$181,723	$820,064	$(163,115)	$(477,158)	$361,514

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Six Months Ended June 30,
	2015	2014
Beginning balance	$181,723	$816,488
Additions	820,064	-
Conversions	(163,115)	-
Total (gains) and losses	(477,158)	(762,908)
Ending balance	$361,514	$53,580

Unrealized gains (losses) included in earnings relating to change in fair value derivative liabilities	$477,158	$762,908

NOTE 10– STOCKHOLDERS’ DEFICIT

On April 17, 2015, the shareholders approved an increase in authorized common stock from 150 million to 650 million common shares.

During the six months ended June 30, 2015, the Company issued a total of 17,200,000 shares of common stock to a shareholder-creditor for payment of outstanding accounts payable. The fair value of the shares was $459,220 based on the market price on the date of grant which settled accounts payable and accrued liabilities to related parties of $146,900. Accordingly, the Company recognized a loss on settlement in the amount of $312,320.

During the six months ended June 30, 2015, a shareholder-creditor transferred $100,000 of its outstanding balance owed by the Company to a third party. The Company and the third party agreed to amend the loan agreement to allow the third party to convert the principal balance into shares of the Company’s stock. The third party converted the principal balance of $100,000 into 6,252,324 shares of the Company’s common stock. The shares had a fair value of $258,141 and the Company recorded a loss on debt extinguishment of $158,141.

Convertible notes holders converted principal of $104,138 into 23,545,080 shares of the Company’s common stock. The Company recorded a reduction of $163,115 in the derivative liability with a corresponding increase in paid-in capital.

The Company issued 2,590,668 shares of common stock to consultants as payment for services. The shares had a fair value of $182,198 based on the market price on the date of grant and were recorded as stock-based compensation.

During the six months ended June 30, 2015, 410,000 shares of common stock were issued on the cash-less exercise of 420,000 warrants. Upon exercise of warrants, another 500,000 common shares were issued for $500.

Additionally, the Company cancelled 1,950,000 common shares in exchange for 1,950,000 warrants with a 5-year term and an exercise price of $0.001 at a value of $1,950.

Warrants

During the six months ended June 30, 2015, the Company issued 630,000 warrants to consultants for consulting services at a fair value of $69,412 (recorded as stock-based compensation), 8,600,000 warrants to a shareholder to repay accounts payable-related party with a fair value of $614,260 (recorded as an adjustment to accounts payable-related party of $245,000 and loss on settlement of payables of $369,260); 300,000 warrants to shareholders for interest of $15,600, 6,0000,000 warrants to the CEO for compensation of $48,600; 1,500,000 warrants to a related-party landlord for $12,150 for payment to accounts payable related party; 1,950,000 warrants to shareholder in exchange for the cancellation of 1,950,000 shares for consideration of $ 1,950 all with a corresponding increase in additional paid-in capital valued using the Black-Scholes method according to the following assumptions:

Expected volatility		261%-276%
Exercise price		$0.001
Stock price		$0.0081-$0.50
Expected life		5 years
Risk-free interest rate		1.19%-1.71%
Dividend yield	$	Nil

A summary of the activity in the Company's warrants during the six months ended June 30, 2015 is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable at December 31, 2014	9,501,092	$0.10
Issued	18,980,000	$0.001
Exercised	(920,000)	$0.001
Expired	(415,000)	$0.01
Outstanding and exercisable at March 31, 2013	27,146,592	$0.03

The intrinsic value of warrants outstanding at June 30, 2015 was $93,433.

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

NOTE 11– RELATED PARTY TRANSACTIONS

Fees charged by Shareholder
During the six months ended June 30, 2015 and 2014, the Company was charged $203,717 and $522,000 by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The amounts are included in accounts payable and accrued liabilities to related parties. The Company has an outstanding balance as of June 30, 2015 and December 31, 2014 of $248,961 and $212,682, respectively.

Principal Debt Payments
During the six months ended June 30, 2015, the Company made principal payments of $151,000 on its note payable to NTI related to the 2014 acquisition of the Added Applications license rights. The note matures on March 31, 2017, does not bear interest, and no payments are required prior to maturity. The balance of the note was $1,738,491 and $1,889,491 at June 30, 2015 and December 31, 2014, respectively.

Shared Administrative Costs
The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. Rent expense for the six months ended June 30, 2015 and 2014 were both $22,500.

NOTE 12– SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Company issued the following shares:

-114,500,000 shares of common stock at a fair value of $528,200 based on the market price on the dates of grant for payment of $241,250 in accounts payable and accrued liabilities to a related party. $286,750 was recorded as loss on settlement of debt.

-128,864,552 shares of common stock for the conversion of $237,458 of principal and accrued interest on convertible notes.

The Company issued 150,000 warrants to purchase common stock for consulting services. The warrants have an exercise price of $0.001 and a five year life. The fair value of the warrants using the Black-Scholes model was $1,176.

On July 15, 2015, the Company issued a convertible debenture for $20,000 which bears interest at 10% per annum. The debenture is convertible at 50% of the lowest trading price for thirty days before conversion. The debenture matures on October 21, 2015.

On July 15, 2015, the Company issued a convertible debenture for $52,500 of which the Company received $50,000. The debenture bears interest at a rate of 8% per annum. The debenture is convertible at a rate of 60% of the lowest closing price for the previous twenty days. The debenture matures on July 16, 2016.

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

Changes in Accounting Principles

No accounting changes were adopted during the three months ended June 30, 2015.

Overview
Company Background

HCTs principal office is located in Daly City, California, U.S.A.

As of June 30, 2015, HCT had 2 employees.

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

In addition, the Company plans to:

•	Increase the number of contractors and applicators contacted
•	Contact paint formulators and offer Green Polyurethane® Binder for their proprietary formulations
•	Establish distribution channels utilizing existing distribution hubs
•	Sub-license technology in certain geographic areas.

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

Results of Operation

HCT is does not yet have any significant revenues. Management is in talks with prospective clients and the Company expects to have revenues in this fiscal year. The Company recorded $4,103 in revenues for the three months ended March 31, 2014. These sales were related to promotional samples of the Company’s products.

General and administrative expenses totaled $987,622 for the six months ended June 30, 2015, as compared to $1,304,397 for the six months ended June 30, 2013, representing a 23% decrease from the prior corresponding period. Included in general administrative expenses for the six months ended June 30 are the following:

	6 months ended June 30
	2015	2014	%
			change
Professional Fees	$577,161	$492,808	17%
Payroll	22,902	58,067	(61%	)
Stock-based compensation (non-cash)	176,832	659,405	(73%	)
Rent, supplies and general office costs	51,737	59,447	(13%	)
Travel and trade shows	158,990	34,670	359%

Total	$987,622	$1,304,397	(23%	)

Professional fees were $577,161 for the six months ended June 30, 2015 compared to $492,808 for the six months ended June 30, 2014. Professional fees increased due to greater use of consultants for financing, sales and marketing purposes.

Payroll was $22,902 for the six months ended June 30, 2015 compared to $58,067 for the corresponding prior year’s period. Payroll decreased due to a reduction in employees from three to two.

Stock based compensation was $176,832 for the six months ended June 30, 2015 compared to $659,406 for the six months ended June 30, 2014. Stock based compensation decreased by 73% from the prior year’s period due to the decline in stock price and thus fair value of shares issued to consultants in 2015 as well as less shares and warrants given to consultants.

Rent, supplies and general office costs were $51,737 for the six months ended June 30, 2015 a decrease of 13 % from the $59,447 for the corresponding prior year’s period due to lower shipping and delivery charges in 2015.

For the six months ended June 30, 2015, travel and tradeshows were $158,990 decreasing from $34,670 for the corresponding prior year’s period as 2015. There was a strong effort to promote the product and raise financing in 2015.

The Company expects to significantly increase operating expenses in the future including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

The Company had $531,093 of amortization expense related to its intangible assets for the six months ended June 30, 2015, compared to $72,780 for the six months ended June 30, 2014. The increase in amortization expense was a result of the increased intangible asset balance related to additional licenses acquired subsequent to June 30, 2014.

The Company recognized a gain on change in fair value of derivatives of $477,158 during the six months ended June 30, 2015, compared to a gain of $762,908 in the six months ended June 30, 2014. The intrinsic fair value of the Company’s convertible notes decreased during the six months ended June 30, 2015. This decrease was due to the exercise price of the embedded conversion feature decreasing as a result of the discount rate applied to the 25 day average trading price of the Company’s stock as measured at June 30, 2015 compared to the exercise price on the dates of issuance of the convertible notes. Accordingly, as of June 30, 2015 the Company recorded a decrease in the derivative liabilities and a corresponding gain n change in fair value.

The Company recorded $1,085,889 in interest expense for the six months ended June 30, 2015, compared to $284,777 in interest expense for the six months ended June 30, 2015. The increase in interest expense was a result of $374,494 of interest expense being recorded on derivative liabilities in excess of face value of convertible notes issued and amortization of debt discount of $354,348 during the three months ended June 30, 2015. There were no comparable convertible notes issued during the six months ended June 30, 2014.

During the six months ended June 30, 2015, the Company recorded loss on extinguishment of debt in the amount of $355,641 compared to $1,340,079 recorded in the six months ended June 30, 2014. The decrease is due to certain debt transactions which occurred in the prior year, but not in the current year. In addition, for the six months ended June 30, 2015, the Company recorded a loss on settlement of payables in the amount of $484,080 compared with $0 during the six months ended June 30, 2014.

Comparison of the Three Months Ended June 30, 2015 with the Three Months Ended June 30, 2014

General and administrative expenses totaled $496,287 for the three months ended June 30, 2015, as compared to $698,450 for the three months ended June 30, 2014, representing a 14% decrease from the prior corresponding period. Included in general administrative expenses for the three months ended June 30 are the following:

	Three months	Three months
	ended June 30,	ended June 30,
			%
	2015	2014	change
Professional Fees	$309,706	$305,643	1%
Payroll	11,360	26,674	(57%	)
Stock-based compensation (non-cash)	67,000	321,155	(79%	)
Rent, supplies and general office costs	27,497	23,973	15%
Travel and trade shows	80,724	21,005	284%

Total	$496,287	$698,450	(29%	)

Professional fees were $309,706 for the three months ended June 30, 2015 with a minor 1% increase compared to $305,643 for the three months ended June 30, 2014.

Payroll was $11,360 for the three months ended June 30, 2014 compared to $26,674 for the corresponding prior year’s period. There was a reduction in one employee from 2015 to 2014.

Stock based compensation was $67,000 for the three months ended June 30, 2015 compared to $321,155 for the three months ended June 30, 2014. Stock based compensation decreased by 79% due to additional warrants issued to consultants and employees for services in 2014.

Rent, supplies and general office costs were $27,497 for the three months ended June 30, 2015 an increase of 15 % from the $23,973 for the corresponding prior year’s period due to higher office expenses in 2015.

For the six months ended June 30, 2014, Travel and tradeshows were $80,724 decreasing from $21,005 for the corresponding prior year’s period. There was a strong effort to promote the product and raise financing in 2015.

Liquidity and Capital Resources

The Company had no cash and equivalents of June 30, 2015. For the six months ended June 30, 2015, the Company received $982,006 proceeds from shareholder loans and repaid $894,870 for shareholder and related party loans. The Company also received $229,000 on loans payable and $474,950 in convertible notes. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so. The Company expects it will need approximately $600,000 in additional funding to continue operations for the next 12 months.

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

Principal Cash Flows for the six months ended June 30, 2015

Operating activities for the six months ended June 30, 2015, used cash flows of $450,714 compared to $115,113 for the six months ended June 30, 2014. The Company’s net loss for the six months ended June 30, 2015of $2,960,422 was partly offset by $484,080 in loss on settlement of payables, $355,641 in loss on extinguishment of debt, $182,199 for stock-based compensation, $531,093 amortization of intangible asset and by non-cash derivative liabilities in excess of debt and amortization of debt discounts of $374,494 and $354,348, respectively. The increase in cash flows used in operations was a result of the Company’s increase in travel and use of consultants for selling and marketing activities as well as searching for financing opportunities.

Financing activities for the three months ended June 30, 2015, provided cash flows of $450,715 compared to $155,113 for the six months ended June 30, 2014. The increase in cash provided by financing activities was primarily as a result of proceeds from loans and convertible notes during the period.

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

Date: August 26, 2015	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive
Officer (Principal Executive, Financial and Accounting Officer)