Form 10-Q/A
period 2015-06-30
HYBRID Coating Technologies Inc.
filed 2015-08-27
CIK 1445235

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-Q for the period ended June 30, 2015, filed with the Securities and Exchange Commission on August 26, 2015 (the “Form 10-Q”), is to is to furnish interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to change the balance presented in the Consolidated Balance Sheets as of December 31,2014 for Accounts payable and accrued liabilities by $1 from 667,295 to 667,296.

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

Hybrid Coating Technologies Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
ASSETS	2015	2014

Intangible assets, net of accumulated amortization	$1,605,112	$2,136,205

TOTAL ASSETS	$1,605,112	$2,136,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	$5,863	$5,552
Accounts payable and accrued liabilities	795,197	667,296
Accounts payable and accrued liabilities-related parties	414,500	348,731
Deferred revenue	20,000	20,000
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Convertible notes, net of unamortized discount of $330,724 and $160,748, respectively	208,235	119,363
Loans payable	1,206,500	977,500
Loans payable -shareholders	1,935,900	1,944,504
Note payable – related party	1,738,491	1,889,491
Derivative liabilities	273,209	-
Total current liabilities	6,812,895	6,187,437

Convertible debentures, net of unamortized discount of $1,958 and $2,804, respectively	1,343,542	1,342,696
Derivative liabilities	88,305	181,723

Total liabilities	8,244,742	7,711,856

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized, 92,674,966 shares and 44,126,829 shares issued and outstanding, respectively	92,675	44,127

Additional-paid in capital	18,851,180	17,003,285

Accumulated deficit	(25,583,485)	(22,623,063)
Total stockholders’ deficit	(6,639,630)	(5,575,651)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,605,112	$2,136,205

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

Date: August 27, 2015	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive
Officer (Principal Executive, Financial and Accounting Officer)