Form 10-Q
period 2015-09-30
HYBRID Coating Technologies Inc.
filed 2015-11-23
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

704,330,491 shares of the issuer’s common shares, par value $0.001 per share, were issued and outstanding as of November 20, 2015.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as of September 30, 2015 and the related unaudited consolidated statements of operations, and cash flows for the nine months ended September 30, 2015 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015 or any other subsequent period.

Hybrid Coating Technologies Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
ASSETS	2015	2014

Current assets:
Cash and cash equivalents	$428	$-
Total current assets	428	-

Intangible assets, net of accumulated amortization	1,339,921	2,136,205

TOTAL ASSETS	$1,340,349	$2,136,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank indebtedness	$751	$5,552
Accounts payable and accrued liabilities	843,566	667,296
Accounts payable and accrued liabilities-related parties	220,832	348,731
Deferred revenue	20,000	20,000
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Convertible notes, net of unamortized discount of $210,464 and $160,748 respectively	175,388	119,363
Loans payable	1,206,500	977,500
Loans payable - shareholders	2,149,381	1,944,504
Note payable – related party	1,653,491	1,889,491
Derivative liabilities	199,080	-
Total current liabilities	6,683,989	6,187,437
Long-term liabilities:
Convertible debentures	1,343,890	1,342,696
Derivative liabilities	159,883	181,723
Total liabilities	8,187,762	7,711,856
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Series B preferred stock, $0.001 par value, 4,000,000 shares authorized, 420,000 and 0 shares issued and outstanding, respectively	420	-
Common stock, $0.001 par value, 1,600,000,000 shares authorized, 372,770,846 and 44,126,829 shares issued and outstanding, respectively	372,771	44,127
Additional paid-in capital	19,680,689	17,003,285
Accumulated deficit	(26,901,293)	(22,623,063)

Total stockholders’ deficit	(6,847,413)	(5,575,651)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,340,349	$2,136,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$1,712	$-	$5,815	$29,370
Cost of sales	260	-	2,110	1,994
Gross profit	1,452	-	3,705	27,376

Operating expenses
General and administrative	283,099	729,288	1,270,721	2,033,685
Amortization of intangible asset	265,611	137,075	796,704	209,855
Loss on settlement of payables	297,838	-	781,918	-

Total operating expenses	846,548	866,363	2,849,343	2,243,540

Loss from operations	(845,096)	(866,363)	(2,845,638)	(2,216,164)
Other income (expense):
Loss on extinguishment of debt	-	(627,329)	(355,641)	(1,967,408)
Change in fair value of derivative liability	(161,693)	14,777	315,465	777,685
Gain (loss) on foreign currency translation	4,994	603	9,486	(925)
Interest expense	(316,013)	(230,856)	(1,401,902)	(515,633)

Total other expenses	(472,712)	(842,805)	(1,432,592)	(1,706,281)

Net loss	$(1,317,808)	$(1,709,168)	$(4,278,230)	$(3,922,445)

Basic and diluted net loss per common share	$(0.00)	$(0.07)	$(0.03)	$(0.22)
Basic and diluted weighted average number of common shares outstanding	265,344,751	24,279,061	128,137,848	17,601,644

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,278,230)	$(3,922,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	211,374	1,136,385
Interest paid through the issuance of common shares	-	23,255
Amortization of debt discounts	420,901	44,910
Amortization of intangible asset	796,704	209,855
Loss on settlement of payables	781,918	-
Loss on extinguishment of debt	355,641	1,967,408
Derivative liabilities in excess of face value of debt	374,494	53,702
Change in fair value of derivative liability	(315,465)	(777,685)
Gain (loss) on foreign currency	(9,486)	3,034
Interest imputed from notes payable -related party	89,421	96,000
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	827,970	220,013
Accounts payable and accrued liabilities related parties	127,537	648,549
Net cash used in operating activities	(617,221)	(297,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(4,801)	(7,706)
Proceeds from convertible notes, net of issuance costs	524,210	100,000
Repayments of convertible notes	(189,872)	-
Proceeds from loans payable	229,000	-
Proceeds from loans payable - shareholders	1,778,106	906,671
Repayments of loans payable - shareholders	(1,483,494)	(426,190)
Repayments of note payable - related party	(236,000)	(274,000)
Proceeds from exercise of warrants	500	300
Net cash provided by financing activities	617,649	299,075

NET INCREASE IN CASH	428	2,056

CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$428	$2,056

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	$44,993	$34,162
Income taxes	$-	$-

Non cash investing and financing transactions:
Common stock issued for prepaid expenses	$-	$11,250
Preferred stock issued for acquisition of intangible assets	$420	$-
Common stock issued for acquisition of intangible assets	$-	$500,000
Common stock issued and payable for accounts payable	$-	$92,590
Common stock issued and payable for interest accrual	$-	$32,603
Common stock issued for settlement of accounts payable - related party	$941,384	$759,071
Common stock issued for accounts payable - related party and prepaid rent	$-	$33,749
Common stock issued and payable for principal and interest accrual on Convertible Debenture	$-	$55,692
Common stock issued for and payable for interest on Senior Secured Convertible Debenture	$-	$29,800
Common stock issued for payment of note payable -related party	$-	$372,160
Warrants issued for payment of interest	$15,600	$-
Cashless exercise of warrants	$410	$497
Common stock issued for debt	$1,121,155	$-
Warrants and stock issued for settlement of liabilities	$626,410	$-
Warrants issued for cancellation of stock	$1,950	$-
Cancellation of common stock	$8,113	$-
Derivative debt discount	$851,377	$-

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

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc., included in Form 10-K filed on April 15, 2015 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Going Concern

The Company remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $26,901,293, and has a working capital deficit of $6,683,561 as of September 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

As of September 30, 2015 and 2014, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

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

For the nine months ended September 30, 2015 and 2014, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Nine Months Ended
	September 30,
	2015	2014
Convertible debt	244,274,123	5,534,074
Stock warrants	27,146,592	8,581,592
Total common shares issuable	271,420,715	14,115,666

Recently Issued Accounting Pronouncements – In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company expects that the affected amounts on its balance sheets will be reclassified within the balance sheets upon adoption of this ASU to conform to this standard. The Company expects to adopt this ASU during 2016 and does not expect that the adoption of this ASU will have a material impact on its financial statements.

Subsequent Events – The Company has evaluated all transactions occurring from September 30, 2015 through the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3 – INTANGIBLE ASSETS

On August 10, 2015, the Company signed a tenth amendment to the Licensing Agreement with NTI whereby the parties amended the Agreement (and subsequent Amendments) to expand the definition of the Licensor Product to include polyurethane foam packaging (“PFP”). In consideration for the Licensor Product to include PFP, NTI shall issue to the Licensor 420,000 Series B Preferred Shares (“Consideration”), to be paid at the time of execution of this Tenth Amendment Agreement (“Deadline”). Should NTI not pay the Consideration within the Deadline, PFP shall not be added to the Licensor Product definition. The Company issued the shares on the date of the Deadline. The Series B Preferred Shares contained super-majority voting rights with each share being able to vote at a rate of 500:1. The Company has currently valued the Series B Preferred Shares at par value of $420, but is still evaluating the fair value as of September 30, 2015. The Company expects to complete this valuation during the quarter ended December 31, 2015.

The following is a summary of the licenses acquired to date from Nanotech Industries, Inc. (“NTI”):

	License Rights Overview	Licensed Region	Term (date) of License	Original Cost	Carrying Value at September 30, 2015	Carrying Value at December 31, 2014

			12-Jun-10
A	Coating Products	North America		$500,000	$0	$0
			6 years

			17-Mar-11
B	Coating Products	Russian Territory		$150,000	$26,000	$29,600
			10 years

			07-Jul-11
C	Coating Products	European Continent		$1,250,000	$164,210	$269,780
			5 years

		North America,	06-May-16
D	Spray Foam Insulation	European Continent		$500,000	$149,355	$336,825
		and Russian Territory	2 years

	Added Applications	North America,	31-Mar-17
E	including synthetic leather,	European Continent		$2,000,000	$1,000,000	$1,500,000
	sealants and adhesives	and Russian Territory	3 years

F	Foam Packaging	North America	10-July-16 11 Months	$420	$356	$-
TOTAL				$4,400,420	$1,339,921	$2,136,205

Intangible assets activity is as follows for the nine months ended September 30, 2015 and 2014:

	September 30,
	2015	2014

Net intangible assets, beginning of period	$2,136,205	$444,940
Purchase of intangibles	420	500,000
Less: current amortization	(796,704)	(209,855)
Net intangible assets, end of period	$1,339,921	$735,085

The balance of intangible assets, net is as follows:

	September 30, 2015	December 31, 2014
Intangible assets	$3,618,503	$3,618,083
Less: accumulated amortization	(2,278,582)	(1,481,878)
Intangible assets, net	$1,339,921	$2,136,205

NOTE 4 – LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. The balance at September 30, 2015 and December 31, 2014 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holder with respect to the defaults.

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

The Company recorded $0 and $5,455 of interest expense related to the debt discount of the loans payable described above during the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, interest expense related to these notes was $129,588 and $128,802, respectively, and the interest paid was $19,150 and $25,554, respectively. The Company had an outstanding balance of $1,206,500 and $977,500 as of September 30, 2015 and December 31, 2014, respectively.

NOTE 5 – LOANS PAYABLE – SHAREHOLDERS

During the years ended December 31, 2014, 2013, 2012 and 2011, the Company entered into various loan agreements and arrangements for loans with certain shareholders. The loans all have different maturity dates ranging from 2011 to 2015 and interest rates that range from 2% to 18%. The total amount of the loans was $1,944,503, of which the Company was in default on loans totalling $1,000,466 as of September 30, 2015. The shareholders have not called these loans.

During the nine months ended September 30, 2015, the Company received $1,778,106 in shareholder loans and repaid $1,483,494.

During the nine months ended September 30, 2015, a shareholder-creditor transferred $100,000 of its outstanding balance owed by the Company to a third party. The Company and the third party agreed to amend the loan agreement to allow the third party to convert the principal balance into shares of the Company’s stock. The third party converted the principal balance of $100,000 into 6,252,324 shares of the Company’s common stock. The shares had a fair value of $258,141 and the Company recorded a loss on debt extinguishment of $158,141.

During the nine months ended September 30, 2015 and 2014, the Company recorded interest expense related to the amortization of debt discounts of $0 and $21,981, respectively, related to all loans from shareholders. As of September 30, 2015 and 2014, the total interest expense was $50,925 and $78,434 respectively, and the total interest paid on loans from shareholders was $4,370 and $8,609, respectively. The Company had an outstanding balance of $2,149,381 and $1,944,504 as of September 30, 2015 and December 31, 2014, respectively.

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

During the year ended December 31, 2014, the Company issued 432,454 shares of common stock for a value of $132,050 to pay for accrued interest of $64,597 and the remainder was applied against the outstanding principal balance. As of September 30, 2015, the outstanding principal balance of the April 29 debenture was $1,201,000.

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

On November 12, 2014, the Company issued convertible debentures for $25,000, a maturity of 24 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are held by third parties and by non-controlling shareholders. The conversion price is calculated as 45% of the average trading price for the five days prior to the conversion however the conversion price can never be lower than $0.08 per share nor can it exceed $0.30 per share. The Company recorded a discount of $2,804. During the nine months ended September 30, 2015, the Company amortized discount of $1,194 to interest expense. An unamortized discount of $1,610 remains outstanding.

Interest of $100,636 and $98,766 has been recorded for the nine months ended September 30, 2015 and September 30, 2014, respectively. No interest payments were made during the nine months ended September 30, 2015. The balance of the debentures at September 30, 2015 was $1,343,890 and at December 31, 2014 was $1,342,696.

NOTE 7 – CONVERTIBLE NOTES

On July 23, 2014, the Company entered into an agreement with an lender whereby the lender could lend a principal sum up to $250,000 including an original issue discount (“OID”) of $25,000. Upon signing, the lender was required to pay $111,111 with the OID prorated based on the actual consideration paid. The lender may pay additional amounts at its own discretion. The OID on the $111,111 investment was $11,111 and was recorded as debt discount. In March 2015, the Company borrowed an additional $62,223 with and OID of $12,223 from the lender. If the Company pays the lender within 90 days then there is 0% interest, and if the Company pays after 90 days then there is a one-time interest charge of 12% applied to the outstanding balance. The maturity date is 2 years from the date of each borrowing and the outstanding balance and any interest is due and payable. The note is convertible into common shares of the Company. The conversion price is 60% of the lowest trade price of the 25 trading days prior to the conversion.

In the case that conversion shares are not deliverable, an additional 10% discount will apply; and if the shares are ineligible for deposit into the Depository Trust Company system and only eligible for Xclearing deposit, an additional 5% discount shall apply; and in the case of both, an additional cumulative 15% discount shall apply.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $153,702, a debt discount of $100,000 and recognized the difference as additional interest during the year ended December 31, 2014. The Company recorded a derivative liability of $95,613 for the amount borrowed in March 2015 with $50,000 being recorded as a debt discount and recognized the difference as additional interest expense. During the nine months ended September 30, 2015, the Company amortized $51,653 of the debt discount as interest expense and the lender converted $10,206 of debt for 9,450,000 shares.

The Company repaid the original borrowing of $111,111 and accrued interest of $13,333 in January 2015. The Company amortized the remaining debt discount of $86,605 on the original borrowing as interest expense on the date the note was repaid. The Company amortized $4,960 of the debt discount as interest expense on the $62,223 additional borrowing during the nine months ended September 30, 2015.

On October 3, 2014, the Company entered into an agreement with an lender whereby the lender loaned a principal sum of $115,000. Upon signing, the Company received $108,000 in cash and paid fees of $7,000 recorded as debt discount. The maturity date is April 3, 2015 and the interest rate from the date of borrowing is 12% per annum. The note and any accrued unpaid interest are convertible into common shares of the Company. The conversion price is 60% of the lowest trade price of the 20 trading days prior to the conversion. The Note has redemption premiums, if the Note is repaid prior to maturity, of 130% up until the 160th day and 150% thereafter up until maturity. The Company does not intend to repay the Note prior to maturity.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $73,357 and a debt discount was recorded. During the nine months ended September 30, 2015, the Company fully amortized the debt discount on the note as interest expense. The Company has repaid the loan through the conversion of $36,239 for 4,919,344 shares. The remaining $78,761 was paid through a cash payment of $130,629 with the remainder against accrued interest of $7,140 and $44,728 of interest expense from prepayment penalties.

On November 13, 2014, the Company entered into an agreement with an lender whereby the lender loaned a principal sum of $54,000. Upon signing, the Company received $50,000 in cash and paid fees of $4,000, recorded as a debt discount. The maturity date is August 17, 2015 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 61% of the lowest trade price of the 10 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $65,717 of which $50,000 was recorded as debt discount, and $15,717 as additional interest expense. During the nine months ended September 30, 2015, the Company amortized all $54,000 of the debt discount as interest expense and recorded accrued interest of $2,160. The lender converted all $54,000 of debt and accrued interest of $2,160 for 15,775,222 shares.

On January 7, 2015, the Company entered into an agreement with an lender whereby the lender loaned a principal sum of $65,000. The Company received $50,000 in cash and paid fees of $15,000, recorded as a debt discount. The maturity date of the note is September 30, 2015 and the interest rate from the date of borrowing is 18% per annum. If the convertible note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The convertible note and any accrued unpaid interest is convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 50% of the lowest closing bid price of the 20 trading days prior to the conversion. The convertible note has a redemption premiums if the convertible note is repaid prior to 180 days of 120% of the principal and accrued interest.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $111,083 of which $50,000 was recorded as debt discount, and $61,083 as additional interest expense. During the nine months ended September 30, 2015, the Company amortized all $65,000 of the debt discount as interest expense and the lender converted $8,750 of debt for 7,000,000 shares.

On January 13, 2015, the Company entered into an agreement with an lender whereby the lender loaned a principal sum of $52,500. Upon signing, the Company received $50,000 in cash and paid fees of $2,500, recorded as a debt discount. The maturity date of the convertible note is January 13, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 60% of the lowest closing bid price of the 20 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 110% to 135% based on the number of days after the issuance that the note is repaid.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $109,533 of which $50,000 was recorded as debt discount, and $59,533 as additional interest expense. During the nine months ended September 30, 2015, the Company amortized $52,500 of debt discount as interest expense and recorded accrued interest of $2,302.The lender converted the $52,500 debt and $1,489 in accrued interest in exchange for 30,093,910 shares.

On January 16, 2015, the Company entered into an agreement with an lender whereby the lender lent a principal sum of $54,000. Upon signing, the Company received $50,000 in cash and paid fees of $4,000, recorded as a debt discount. The maturity date is October 20, 2015 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest is convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 61% of the lowest trade price of the 10 trading days prior to the conversion. The note has redemption premiums if the Note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $82,026 of which $50,000 being recorded as debt discount, and $32,026 as additional interest expense. During the nine months ended September 30, 2015, the Company amortized $54,000 of the debt discount as interest expense and recorded accrued interest of $2,349. The lender converted the $54,000 debt and $2,160 in accrued interest in exchange for 19,849,893 shares.

On January 21, 2015, the Company entered into an agreement with an lender whereby the lender loaned a principal sum of $35,000. Upon signing, the Company received $33,000 in cash and paid fees of $2,000, recorded as a debt discount. The maturity date is January 21, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest closing bid price of the 20 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $65,569 of which $33,000 was recorded as debt discount, and $32,569 as additional interest expense. During the nine months ended September 30, 2015, the Company amortized $13,014 of the debt discount as interest expense and recorded accrued interest of $1,713. The lender converted $16,150 of debt in exchange for 9,278,608 shares.

On January 28, 2015, the Company entered into an agreement with an lender whereby the lender agreed to lend a principal sum of up to $220,000. Upon closing, the Company received $35,000 in cash The Company paid an OID of $3,500 and an interest payable on issuance $3,850. The maturity date of the notes is January 28, 2016 and the interest rate from the date of borrowing is 10% per annum which was recorded at issuance. If the note is unpaid by maturity the interest rate becomes 20% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest trading price of the 25 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $80,513 of which $35,000 being recorded as debt discount, and $45,513 as additional interest expense. During the nine months ended September 30, 2015, the Company amortized the $42,350 of the debt discount as interest expense. The lender converted the $42,350 of debt in exchange for 27,015,086 shares.

On February 5, 2015, the Company entered into an agreement with an lender whereby the lender agreed to lend a principal sum of up to $250,000 with OID of 12% of all amounts borrowed. Upon closing, the Company received $25,000 in cash and paid fees of $2,174, recorded as a debt discount. The maturity date is February 5, 2017. The note does not bear interest, however, if the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest trading price of the 25 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $50,952 of which $25,000 was recorded as debt discount, and $25,952 as additional interest expense. During the nine months ended September 30, 2015, the Company amortized $6,865 of the debt discount as interest expense and recorded accrued interest of $2,055. The lender converted $6,000 of debt in exchange for 5,000,000 shares.

On March 6, 2015, the Company entered into an agreement with an lender whereby the lender agreed to lend a principal sum of up to $100,000. Upon closing, the Company received $25,000 in cash and recorded an OID $2,778 as debt discount. The maturity date is March 6, 2017. The note has a one-time interest fee from the date of each borrowing of 12% per annum and was recorded at issuance as debt discount in the amount of $3,333. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest closing bid price of the 20 trading days prior to the conversion. The Note has redemption premiums if the Note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $50,880 of which $25,000 was recorded as debt discount, and $25,880 as additional interest expense. During the nine months ended September 30, 2015, the Company amortized $7,316 of the debt discount as interest expense. The lender converted $5,400 of debt in exchange for 6,000,000 shares.

On March 26, 2015, the Company entered into an agreement with an lender whereby the lender loaned a principal sum of $22,500. Upon signing, the Company received $18,750 in cash and paid fees of $3,750, recorded as a debt discount. The maturity date is March 26, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 60% of the lowest trading price of the 20 trading days prior to the conversion. The Note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $56,832 of which $18,750 was recorded as debt discount, and $39,882 as additional interest expense. During the nine months ended September 30, 2015, the Company amortized $11,557 of the debt discount as interest expense.

On March 9, 2015, the Company entered into an agreement with an lender whereby the lender loaned a principal sum of $33,000. Upon signing, the Company received $30,000 in cash and paid fees of $3,000, recorded as a debt discount. The maturity date is December 11, 2015 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 61% of the average of the three lowest trading prices of the 10 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $9,812 with a corresponding amount recorded as debt discount. During the nine months ended September 30, 2015, the Company amortized $6,650 of the debt discount as interest expense and recorded accrued interest of $1,586. The lender converted $24,150 of debt in exchange for 11,500,000 shares.

On March 31, 2015, the Company entered into an agreement with an lender whereby the lender loaned a principal sum of $40,000. Upon signing, the Company received $36,500 in cash and paid fees of $3,500, recorded as a debt discount. The maturity date is March 31, 2016 and the interest rate from the date of borrowing is 10% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 60% of the lowest trading prices of the 40 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $36,500 of which $34,762 was recorded as debt discount and $1,738 as additional interest expense. During the nine months ended September 30, 2015, the Company amortized $20,000 of the debt discount as interest expense and recorded accrued interest of $990.

On May 8, 2015, the Company entered into an agreement with an lender whereby the lender loaned a principal sum of $25,000. Upon signing, the Company received $17,000 in cash and paid fees of $8,000, recorded as a debt discount. The maturity date is May 8, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 60% of the lowest trading prices of the 15 trading days prior to the conversion

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $19,944 of which $17,000 was recorded as debt discount and $2,944 as additional interest expense. During the nine months ended September 30, 2015, the Company amortized $9,904 of the debt discount as interest expense and recorded accrued interest of $794.

On May 21, 2015, the Company entered into an agreement with an lender whereby the lender loaned a principal sum of $38,000. Upon signing, the Company received $35,000 in cash and paid fees of $3,000, recorded as a debt discount. The maturity date is February 26, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 61% of the average of the three lowest trading prices of the 10 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $25,808 with a corresponding amount recorded as debt discount. During the nine months ended September 30, 2015, the Company amortized $17,851 of the debt discount as interest expense and recorded accrued interest of $330.

On June 9, 2015, the Company entered into an agreement with an lender whereby the lender loaned a principal sum of $25,000. Upon signing, the Company received $19,700 in cash and paid fees of $5,300, recorded as a debt discount. The maturity date is June 9, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company at any time after the issuance of this Note. The conversion price is 60% of the lowest trading prices of the 20 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $21,461 of which $21,461was recorded as debt discount and $1,761 as additional interest expense. During the nine months ended September 30, 2015, the Company amortized $7,316 of the debt discount as interest expense and recorded accrued interest of $195.

On July 1, 2015 the Company entered into an agreement with an lender whereby the lender received this convertible debt in exchange for the assumption of promissory notes held by a related party for a principal sum of $12,000. On exchange, the Company recorded the $12,000 debt along with a loss on the settlement of the old debt of $13,409. The maturity date is July 1, 2016 and the interest rate from the date of borrowing is 10% per annum. The note and any accrued unpaid interest are convertible into common shares of the Company at any time after the issuance of this Note. The conversion price is 50% of the lowest trading prices of the 30 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $13,409 with a $12,000 recorded as debt discount and $1,409 recorded as interest expense. During the nine months ended September 30, 2015, the Company amortized $12,000 of the debt discount as interest expense. The lender converted all $12,000 of debt in exchange for 8,275,862 shares.

On July 15, 2015 the Company entered into an agreement with an lender whereby the lender received this convertible debt in exchange for the assumption of promissory notes held by a related party for a principal sum of $20,000. On exchange, the Company recorded the $20,000 debt along with a loss on the settlement of the old debt of $22,694. The maturity date is July 15, 2016 and the interest rate from the date of borrowing is 10% per annum. The note and any accrued unpaid interest are convertible into common shares of the Company at any time after the issuance of this Note. The conversion price is 50% of the lowest trading prices of the 30 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $22,694 with a $20,000 recorded as debt discount and $2,694 recorded as interest expense. During the nine months ended September 30, 2015, the Company amortized $20,000 of the debt discount as interest expense. The lender converted all $20,000 of debt in exchange for 18,544,444 shares.

On July 16, 2015, the Company entered into an agreement with an lender whereby the lender loaned a principal sum of $52,500. Upon signing, the Company received $50,000 in cash and paid fees of $2,500, recorded as a debt discount. The maturity date is July 16, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company at any time after the issuance of this Note. The conversion price is 60% of the lowest trading prices of the 20 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $48,775 of which $51,275 was recorded as debt discount. During the nine months ended September 30, 2015, the Company amortized $10,647 of the debt discount as interest expense and recorded accrued interest of $875.

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

During the year ended December 31, 2011, $200,000 of the debt was repaid through the issuance of a Convertible Debenture due on April 29, 2014.

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability. For the nine months ended September 30, 2015, the Company recorded derivative liabilities for issuance of convertible notes payable initial fair value of $851,377. As of September 30, 2015, the fair value of the embedded derivatives in the Convertible Debentures was $358,963 with a current portion of $199,080 and a long term portion of $159,883.

The Company recorded unrealized gains of $315,465 and $777,685 for the nine months ended September 30, 2015 and September 30, 2014 respectively. The fair value of the derivative liability was $358,963 and $181,723 as of September 30, 2015 and December 31, 2014, respectively.

Activity during the nine months ended September 30, 2015 is as follows:

			Derivative Values
				Fair Value
Valuation	December 31,			Increase	September 30,
Date	2014	Additions	Adjustments	(decrease)	2015
April 29 debenture	$13,405	$-	$-	$(10,815)	$2,590
Feb 21 debenture	9,000	-	-	(2,338)	6,662
Oct 10 note	73,472	-	(109,896)	36,424	-
Nov 12 debenture	2,750	-	-	(620)	2,130
Nov 13 debenture	83,096	-	(41,094)	(40,685)	1,317
2015 convertible notes	-	851,377	(207,682)	(297,431)	346,264
Total	$181,723	$851,377	$(358,672)	$(315,465)	$358,963

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Nine Months Ended September 30,
	2015	2014
Beginning balance	$181,723	$816,488
Additions	851,377	153,702
Conversions	(358,672)	-
Total unrealized gains	(315,465)	(777,685)
Ending balance	$358,963	$192,505

Unrealized gains included in earnings relating to change in fair value derivative liabilities	$315,465	$777,685

NOTE 10– STOCKHOLDERS’ DEFICIT

On April 17, 2015, the shareholders approved an increase in the number of authorized common stock from 150 million to 650 million common shares, and on August 12, 2015 the shareholders approved another increase in the number of authorized common stock from 650 million to 1.6 billion common shares and an increase from 1 million to 4,000,000 of the number of authorized Series B preferred shares.

On August 10, 2015, the Company issued 420,000 Series B Preferred Shares as a part of its tenth amendment to its licensing agreement with NTI. See further discussion of shares issued in Note 3.

During the nine months ended September 30, 2015, the Company issued a total of 132,150,000 shares of common stock to a shareholder-creditor for payment of outstanding accounts payable. The fair value of the shares was $941,384 based on the market price on the date of grant which settled accounts payable and accrued liabilities to related parties of $383,663. Accordingly, the Company recognized a loss on settlement in the amount of $557,721.

During the nine months ended September 30, 2015, a shareholder-creditor transferred $182,000 of its outstanding balance owed by the Company to third parties. The Company and the third party agreed to amend the loan agreement to allow the third party to convert the principal balance into shares of the Company’s stock. The third party converted the principal balance of $182,000 into 50,793,823 shares of the Company’s common stock. The shares had a fair value of $360,578 based on the market price on the date of grant and the Company recorded a loss on debt extinguishment of $158,141 and loss on settlement of payables of $102,437.

Convertible notes holders converted principal of $360,864 into 203,056,400 shares of the Company’s common stock. The Company recorded a reduction of $411,777 in the derivative liability with a corresponding increase in additional paid-in capital. The shares had a fair value of $1,010,108 based on the market price on the date of grant.

The Company issued 2,590,668 shares of common stock to consultants as payment for services. The shares had a fair value of $182,198 based on the market price on the date of grant and were recorded as stock-based compensation.

During the nine months ended September 30, 2015, 410,000 shares of common stock were issued on the cash-less exercise of 420,000 warrants. Upon exercise of warrants, another 500,000 common shares were issued for $500.

Additionally, the Company cancelled 1,950,000 common shares in exchange for 1,950,000 warrants with a 5-year term and an exercise price of $0.001 at a value of $1,950 and 8,113,116 shares to be issued subsequent to quarter end with a corresponding reduction in paid-up capital of $8,113.

Warrants

During the nine months ended September 30, 2015, the Company issued 10,750,000 warrants to consultants for consulting services at a fair value of $103,954 (recorded as stock-based compensation), 8,600,000 warrants to a shareholder to repay accounts payable-related party with a fair value of $614,260 (recorded as an adjustment to accounts payable-related party of $245,000 and loss on settlement of payables of $369,260); 300,000 warrants to shareholders for interest of $15,600, 6,0000,000 warrants to the CEO for compensation of $48,600; 1,500,000 warrants to a related-party landlord for $12,150 for payment to accounts payable related party; 1,950,000 warrants to shareholder in exchange for the cancellation of 1,950,000 shares for consideration of $ 1,950 all with a corresponding increase in additional paid-in capital valued using the Black-Scholes method according to the following assumptions:

Expected volatility		261%-285%
Exercise price		$0.001
Stock price		$0.0028-$0.50
Expected life		5 years
Risk-free interest rate		1.19%-1.71%
Dividend yield	$	Nil

A summary of the activity in the Company's warrants during the nine months ended September 30, 2015 is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable at December 31, 2014	9,501,592	$0.10
Issued	29,130,000	$0.001
Exercised	(920,000)	$0.001
Expired	(1,776,428)	$0.08
Outstanding and exercisable at September 30, 2015	35,935,164	$0.02

The intrinsic value of warrants outstanding at September 30, 2015 was $243,164.

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

NOTE 11– RELATED PARTY TRANSACTIONS

Fees charged by Shareholder
During the nine months ended September 30, 2015 and 2014, the Company was charged $515,609 and $522,000 by an outside consultant, who is also a shareholder, for professional fees, expenses and commissions. The amounts are included in accounts payable and accrued liabilities to related parties. The Company has an outstanding balance as of September 30, 2015 and December 31, 2014 of $157,628 and $212,682, respectively.

Principal Debt Payments
During the nine months ended September 30, 2015, the Company made principal payments of $236,000 on its note payable to NTI related to the 2014 acquisition of the Added Applications license rights. The note matures on March 31, 2017, does not bear interest, and no payments are required prior to maturity. The balance of the note was $1,653,491 and $1,889,491 at September 30, 2015 and December 31, 2014, respectively.

Shared Administrative Costs
The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. Rent expense for the nine months ended September 30, 2015 and 2014 were both $33,750.

NOTE 12– SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Company issued the following shares:

-103,500,000 shares of common stock at a fair value of $451,900 based on the market price on the dates of grant for payment of $162,000 in accounts payable and accrued liabilities to a related party. $289,900 was recorded as loss on settlement of debt.

-215,182,465 shares of common stock for the conversion of $264,559 of principal and accrued interest on convertible notes.

-4,746,064 to an employee as compensation at fair value of $25,154.

-8,113,116 shares to the Licensor which were reissued shares that were cancelled during the quarter ended September 30, 2015.

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

The following information should be read in conjunction with the unaudited financial statements for the period ended September 30, 2015 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT,” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the nine months ended September 30, 2015.

Overview
Company Background

HCTs principal office is located in Daly City, California, U.S.A.

As of September 30, 2015, HCT had 3 employees.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 with the Three Months Ended September 30, 2014

General and administrative expenses totalled $283,099 for the three months ended September 30, 2015, as compared to $729,288 for the three months ended September 30, 2014, representing a 61% decrease from the prior corresponding period. Included in general administrative expenses for the three months ended September 30, are the following:

	Three Months Ended September 30,		%
	2015	2014	Change
Professional Fees	$101,280	$138,529	(27%	)
Payroll	27,128	20,955	29%
Stock-based compensation	34,542	476,980	(93%	)
Rent, supplies and general office costs	65,558	43,346	51%
Travel and trade shows	54,591	49,478	10%

Total	$283,099	$729,288	(61%	)

Professional fees were $101,280 for the three months ended September 30, 2015 with a 27% decrease compared to $138,529 for the three months ended September 30, 2014. This decrease was due to lower fees charged by a shareholder which were partially offset by charges from other sales and finance consultants.

Payroll was $27,128 for the three months ended September 30, 2015 compared to $20,955 for the corresponding prior year’s period. There was a reduction in regular payroll, of one employee from 2015 to 2014, which was offset in this quarter by an adjustment to payroll for overpayment of loans..

Stock-based compensation was $34,542 for the three months ended September 30, 2015 compared to $476,980 for the three months ended September 30, 2014. Stock-based compensation decreased by 93% due to additional warrants issued to consultants and employees for services in 2014.

Rent, supplies and general office costs were $65,558 for the three months ended September 30, 2015, an increase of 51 % from the $43,346 for the corresponding prior year’s period due to higher office expenses and filing fees in 2015.

For the three months ended September 30, 2015, Travel and tradeshows were $54,591, increasing from $49,478 for the corresponding prior year’s period. There was a strong effort to promote the product and raise financing in 2015, which resulted in more travel costs.

Comparison of the Nine Months Ended September 30, 2015 with the Nine Months Ended September 30, 2014

HCT does not yet have any significant revenues. Management is in talks with prospective clients and the Company expects to have revenues in this fiscal year. The Company recorded $5,815 in revenues for the nine months ended September 30, 2015. These sales were related to promotional samples of the Company’s products.

General and administrative expenses totaled $1,270,721 for the nine months ended September 30, 2015, as compared to $2,033,685 for the nine months ended September 30, 2014, representing a 38% decrease from the prior corresponding period. Included in general administrative expenses for the nine months ended September 30, are the following:

	Nine Months Ended September 30%
	2015	2014	Change
Professional Fees	$678,441	$631,337	7%
Payroll	50,030	79,022	(37%	)
Stock-based compensation (non-cash)	211,374	1,136,385	(81%	)
Rent, supplies and general office costs	117,295	102,793	14%
Travel and trade shows	213,581	84,148	154%

Total	$1,270,721	$2,033,685	(38%	)

Professional fees were $678,441 for the nine months ended September 30, 2015 compared to $631,337 for the nine months ended September 30, 2014. Professional fees increased due to greater use of consultants for financing, sales and marketing purposes.

Payroll was $50,030 for the nine months ended September 30, 2015 compared to $79,022 for the corresponding prior year’s period. Payroll decreased due to a reduction in employees from three to two on the regular payroll.

Stock-based compensation was $211,374 for the nine months ended September 30, 2015 compared to $1,136,385 for the nine months ended September 30, 2014. Stock-based compensation decreased by 81% from the prior year’s period due to the decline in stock price and thus fair value of shares issued to consultants as well as less shares and warrants given to consultants in 2015.

Rent, supplies and general office costs were $117,295 for the nine months ended September 30, 2015, an increase of 14 % from the $102,793 for the corresponding prior year’s period due to higher office expenses and filing fees in 2015.

For the nine months ended September 30, 2015, travel and tradeshows were $213,581, increasing from $84,148 for the corresponding prior year’s period as 2015. There was a strong effort to promote the product and raise financing in 2015, which resulted in more travel costs.

The Company expects to significantly increase operating expenses in the future including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

The Company had $796,704 of amortization expense related to its intangible assets for the nine months ended September 30, 2015, compared to $209,855 for the nine months ended September 30, 2014. The increase in amortization expense was a result of the increased intangible asset balance related to additional licenses acquired subsequent to the prior year period.

The Company recognized a gain on change in fair value of derivatives of $315,465 during the nine months ended September 30, 2015, compared to a gain of $777,685 in the nine months ended September 30, 2014. The intrinsic fair value of the Company’s convertible notes decreased during the nine months ended September 30, 2015. This decrease was due to the exercise price of the embedded conversion feature decreasing as a result of the discount rate applied to the 25 day average trading price of the Company’s stock as measured at September 30, 2015 compared to the exercise price on the dates of issuance of the convertible notes. Accordingly, as of September 30, 2015 the Company recorded a decrease in the derivative liabilities and a corresponding gain in change in fair value.

The Company recorded $1,401,902 in interest expense for the nine months ended September 30, 2015, compared to $515,633 in interest expense nine months ended September 30, 2014. The increase in interest expense was a result of $374,494 of interest expense being recorded on derivative liabilities in excess of face value of convertible notes issued and amortization of debt discount of $420,901 during the nine months ended September 30, 2015. There were no comparable convertible notes issued during the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, the Company recorded loss on extinguishment of debt in the amount of $355,641 compared to $1,967,408 recorded in the nine months ended September 30, 2014. The decrease is due to certain debt transactions which occurred in the prior year, but not in the current year. In addition, nine months ended September 30, 2015, the Company recorded a loss on settlement of payables in the amount of $781,918 compared to $0 during the nine months ended September 30, 2014.

Liquidity and Capital Resources

The Company had $428 of cash and equivalents of September 30, 2015. For the nine months ended September 30, 2015, the Company received $1,778,106 proceeds from shareholder loans and repaid $1,719,494 for shareholder and related party loans. The Company also received proceeds of $229,000 from loans payable and $524,210 in convertible notes. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so. The Company expects it will need approximately $600,000 in additional funding to continue operations for the next 12 months.

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

Principal Cash Flows for the nine months ended September 30, 2015

Operating activities for the nine months ended September 30, 2015, used cash flows of $617,221 compared to $297,019 for the nine months ended September 30, 2014. The Company’s net loss for the nine months ended September 30, 2015 of $4,278,230 was partly offset by $781,918 in loss on settlement of payables, $355,641 in loss on extinguishment of debt, $211,374 for stock-based compensation, $796,704 amortization of intangible asset and by non-cash derivative liabilities in excess of debt and amortization of debt discounts of $374,494 and $420,901, respectively. The increase in cash flows used in operations was a result of the Company’s increase in travel and use of consultants for selling and marketing activities as well as searching for financing opportunities.

Financing activities for the nine months ended September 30, 2015, provided cash flows of $617,649 compared to $299,075 for the nine months ended September 30, 2014. The increase in cash provided by financing activities was primarily as a result of proceeds from loans and convertible notes during the period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29,2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29,2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (8)
10.11	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated October 18, 2011 (9)
10.12	Convertible Debenture Agreement Dated February 21, 2012 (10)
10.13	Third Amendment of Licensing Agreement entered into the 12th day of July 2010 (11)
10.14	Amendment Agreements to Convertible Debenture Agreements dated April 29,2011 and February 21,2012
10.15	Fourth Amendment of Licensing Agreement entered into the 12th day of July 2010 (13)
10.16	Fifth Amendment of Licensing Agreement entered into the 12th day of July 2010 (14)
10.17	Sixth Amendment of Licensing Agreement entered into the 12th day of July 2010 (15)
10.18	Seventh Amendment of Licensing Agreement entered into the 12th day of July 2010 (16)
10.19	Eight Amendment of Licensing Agreement entered into the 12th day of July 2010 (17)
10.20	Ninth Amendment of Licensing Agreement entered into the 12th day of July 2010 (18)
10.21	Form of 10% Convertible Debenture (Pursuant to Regulation D)(19)
10.22	Form of 10% Convertible Debenture (Pursuant to Regulation S)(19)
10.23	Form of Securities Purchase Agreement (Pursuant to Regulation D)(19)
10.24	Form of Securities Purchase Agreement (Pursuant to Regulation S)(19)
10.25	Tenth Amendment of Licensing Agreement entered into the 12th day of July 2010(20)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 30,2010

(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14,2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3,2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6,2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7,2011
(9) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on October 18,2011
(10) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 21,2012
(11) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on June 28,2013
(12) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 20,2013
(13) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on December 13,2013
(14) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 31,2014
(15) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on April 9,2014
(16) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 8, 2014
(17) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 19, 2014
(18) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on September 10, 2014
(19) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 28, 2014
(20) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 14, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 23, 2015	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive
Officer (Principal Executive, Financial and Accounting Officer)