Form 10-K
period 2015-12-31
HYBRID Coating Technologies Inc.
filed 2016-04-14
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED December 31, 2015

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
Yes  [  ]  No  [ X ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]  No  [ X ]

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,619,139 based on the closing price of $0.0048 for the common stock on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares outstanding of the registrant's class of common stock, as of April 14, 2016 was 1,563,559,058.

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

Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. We have identified in this Annual Report on Form 10-K (this “Annual Report”) some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. As you read this Annual Report, you should understand that these statements are not guarantees of performance or results. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, those described under the heading "Description of Business and Risk Factors" under Item 1, as well as the following:

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

The Company was granted the right to manufacture and sell the Nanotech Products pursuant to an agreement (“Licensing Agreement”) entered into between the Company and Nanotech Industries Inc. (“NTI”), the holder of the proprietary rights to the license and intellectual property required for the manufacturing of the Nanotech Products. The Nanotech Products will target the coatings, adhesives, sealants and elastomers (“C.A.S.E.”) market in North America, Europe and Russian Territory (including the Russian Federation, Belorussia, Kazakhstan Republic) with an option to sell in Asia and the rest of the world pursuant to the terms of the Licensing Agreement.

NTI and the Company are related parties by virtue of common ownership and control. NTI is privately-held.

“The Company” and “the Registrant”, as referred to herein, includes Hybrid Coating Technologies Inc. and/or its wholly owned subsidiary, Nanotech.

Incorporation and Business of Nanotech

The Company was incorporated under the laws of the State of Nevada on July 8, 2010. On July 12, 2010, the Company entered into the Licensing Agreement (“Initial Licensing Agreement”) for the manufacturing and sale of the Coating Products, an alternative, non-isocyanate polyurethane, including coatings and raw binder ingredients comprised of Green Polyurethane™ Monolithic Floor Coating and Green Polyurethane™ Binder. The Nanotech Coating Products will be sold to the coatings and adhesives market in North America, with options to sell to Europe, South America, Asia and the rest of the world.

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

(vii)       On March 31, 2014, the Company and NTI entered into a fifth licensing agreement agreeing to modify the definition of Licensor Products to include synthetic leather, sealants and adhesives (“Added Applications”). In consideration for the Added Applications, the Company shall pay the Licensor an amount equal to US $2,000,000, to be paid within 36 (thirty-six) months of the execution of this Fifth Amendment Agreement. Should the Company not pay the Consideration within the deadline, the Company shall lose all rights to the Added Applications, and the Added Applications shall be removed from the Licensor Product definition.

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

(x)       On August 19, 2014, the Company and NTI signed an eight amendment expanding the definition of the Exclusivity Shares for various territories to include warrants at the sole discretion of the Licensor, which warrants shall include a cashless exercise and be exercisable at a price per share equal to the Common Stock par value and expiring 10 years from the date of issuance and which, if so issued, shall be issued in the form of Warrant pursuant to Regulation D, or in the form of Warrant pursuant to Regulation S.

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

On September 10, 2014, the Company issued 8,113,116 shares to NTI for proceeds of $872,160 that was applied to the debt to NTI for some of the licenses above. NTI now owns 18% of the Company based on the issued and outstanding shares of the Company at December 31, 2014.

On August 10, 2015, the Company signed a tenth amendment to the Licensing Agreement with NTI whereby the parties amended the Agreement (and subsequent Amendments) to expand the definition of Licensor product to include polyurethane foam packaging (“PFP”). In exchange the company issued 420,000 Series B preferred shares valued at $102,480 due to a control premium attributable to these shares.

Subsequent to year end, on February 12, 2016, the Company signed an eleventh amendment to the Licensing Agreement with NTI whereby the parties amended the Agreement (and subsequent Amendments) to extend the Extended Exclusivity Period (as defined in the Licensing Agreement), to December 31, 2020 (“2020 Extended Exclusivity Period”). In consideration for the 2020 Extended Exclusivity Period, the Company shall pay the following consideration to NTI:

i)	Issue 2,240,000 shares of Series B Preferred Stock (“Series B Preferred Shares”), to be issued at the time of execution of this Eleventh Amendment Agreement (“Share Issuance Deadline”).

ii)

Issue purchase warrants to purchase 31,300,000 shares of Series B Preferred Stock (“90-Day Warrants”), to be issued 90 days following the execution of this Agreement (“90-Day Deadline“). The 90-Day Warrants shall be exercisable at any time from the date of issuance at a price per share equal to the par value of the Series B Preferred Stock and shall expire ten years from the date of issuance.

iii)

Issue purchase warrants to purchase 126,000,000 shares of Series B Preferred Stock (“12-Month Warrants”), to be issued 12 months following the execution of this Agreement (“12-Month Deadline”). The 12-Month Warrants shall be exercisable at any time from the date of issuance at a price per share equal to the par value of the Series B Preferred Stock and shall expire ten years from the date of issuance.

(The “90-Day Warrants” and the 12-Month Warrants” collectively referred to as the “Warrants”).

iv)

Pay the Licensor an amount equal to US $1,500,000 (one million five hundred thousand USD) (“One Time Fee”), to be paid within 12 (twelve) months of the execution of this Eleventh Amendment Agreement (“Fee Deadline”).

Should NTI not meet any of: (i) the Share Issuance Deadline; or (ii) the 90-Day Deadline; or (iii) the 12-Month Deadline; or (iv) the Fee Deadline (individually referred to as “Unmet Deadline”) and should such Unmet Deadline not be extended by the Parties, the Company shall continue to have the right to the Manufacturing and Sale for the Territory, on a non-exclusive basis for the duration of the Agreement.

Further information concerning the historical business of Nanotech, the business acquired by the Company in the Acquisition, is set forth below.

Overview

The Company is an early stage company and has only just begun to implement its business plan. The likelihood of success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. The Company's long-term viability, profitability and growth will depend upon successful commercialization of the Nanotech Products and the development and commercialization of new products and services relative to its business plan. As an early stage company, the Company has little or no relevant operating history upon which an evaluation of its performance can be made. Such performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products, services and markets.

Business Model

The Company’s business model is based on a two-tier strategy, which includes direct sales and licensing. The Company’s ultimate goal is to license its proprietary Green Polyurethane™ formulation to national and/or global coatings formulators and then focus on rolling out the commercialization of other Green Polyurethane™ applications such as adhesives and sealants. In order to achieve this, the Company is proving the validity of its products through direct sales and is therefore targeting large distributors and multiple client bases. The Company intends to focus within the Coatings, Adhesives, Sealants and Elastomers (C.A.S.E.) segment specifically for large industrial and commercial coatings applications where Green Polyurethane™ has a natural competitive advantage over other polyurethane ("PU") and epoxy coatings due to its superior chemical resistance and environmentally safe properties with reduced health risks. Some of the target applications for Green Polyurethane™ products include:

•	Industrial and commercial buildings;
•	Civil applications for tunnels and bridges;
•	Private and public garages;
•	Chemical and food processing plants;
•	Warehouses;
•	Monolithic floorings for civil, industrial and military engineering;
•	Marine and Aeronautic applications;
•	Industrial equipment for dairy and liquid fertilizer processing plants and delivery systems;
•	Military facilities and equipment; and
•	Protective coatings inside industrial and commercial pipes.

In addition to the above, the Company’s business plan includes plans to:

•	Increase the number of contractors and applicators contacted;
•	Contact paint formulators and offer Green Polyurethane™ Binder for their proprietary formulations; and
•	Establish distribution channels utilizing existing distribution hubs.

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

2 Times Wear Resistance & Excellent Adhesion

•	Wear resistance is 25-30 (mgs./1000 cycles) or 2 times better than most premium polyurethane coatings
•	Adhesiveness - 10-30% higher (depends on substrate)

High Gloss, Self-Priming - Achieve Any Thickness in One Coat

•

Green Polyurethane’s™ 100% solids, specific curing formulation can be applied with only one layer at any thickness in specific environments (some substrates in poor condition may need a primer) compared to conventional polyurethane brands which normally require 2 or 3 layers

•	Does not require careful drying of substrates (compared to conventional polyurethane coatings)

Increased Resistance to Chemical Degradation & Corrosion

•	Maintains an extended period of corrosion protection, more reliability due to its non-porous coating structure, and better durability than conventional coatings
•	Assures more effective protection against aggressive media
•	Unlike conventional polyurethanes, Green Polyurethane™ is indifferent to moisture and does not require special moisture controlled conditions in the manufacturing process

Safe & Easy curing in Cold, Hot or Sunny Conditions

•	Hardens at ambient temperatures
•	UV and low temperature curing applications available (36-77 ºF) (2-25 ºC)

Increased Hydrolytic Stability

Maintains stability against chemical decomposition upon contact with water through an intramolecular hydrogen bond formed during its curing, thereby improving hydrolytic stability well above that of conventional polyurethanes making it virtually water proof.

Wider Range of Applications

•	There are circumstances where traditional polyurethanes cannot be used due to their decomposition toxicity during a fire event (reversion to isocyanate components).

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

The Company has developed marketing tools, brochures, one-sheets, and a user-friendly website to market its products directly to contractors and applicators of high end coatings and paint. The Company has also participated in high visibility trade shows to highlight the unique qualities of Green Polyurethane™. From these trade shows, internet and direct marketing campaigns, the Company has attracted hundreds of prospective clients. Flooring applications done for some of these clients in Montreal, San Jose, Bergen County, New Jersey and New York have allowed the Company to prove that its product can live up to the high standards and safety features advertised.

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

In addition to the above, the Company plans to:

•	Increase the number of contractors and applicators contacted;
•	Contact paint formulators and offer Green Polyurethane® Binder for their proprietary formulations;
•	Establish distribution channels utilizing existing distribution hubs; and
•	Sub-license technology in certain geographic areas

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

Name of Patent	Filed in
USA
(No. &
Date)
Liquid oligomer composition containing hydroxylamine adducts and method of manufacturing thereof	12/315,580
04/12/2008
Nanostructured Hybrid Oligomer Composition	12/381,626
03/13/2009
Epoxy-Amine Composition Modified with Hydroxyalkyl Urethane	12/383,589
03/26/2009
Method of producing hybrid polyhydroxyurethane network on the base of carbonated- epoxydated unsaturated fatty acid triglycerides	09/20/2010

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

As of December 31, 2015, Hybrid Coating Technologies Inc. had 3 employees.

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

Description of the Industry

According to the Center for the Polyurethanes, the industry is generally broken up into the following segments:

•	C.A.S.E. (Binders, Coatings, Adhesives, Sealants and Elastomers)
•	Thermoplastics (highly elastic, flexible and abrasion resistant polyurethane)
•	Rigid Foam (used as packaging material, building insulation, etc.)
•	Flexible Foam (in bedding, furniture, car interiors, and running shoes)

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

2015 Progress and 2016 Outlook and Beyond

•	The Company received the prestigious Presidential Green Chemistry Award, awarded by the US EPA and the American Chemical Society.

•	The Company entered into a distribution agreement in the US during the fourth quarter of 2015.

•	The Company received its first commercial order for $160,000 from its US distributor which shipped in the first quarter of 2016.

•

The Company entered into a definitive joint development agreement with a Fortune 500 company for the development and commercialization of a product based on the Company’s technology during the fourth quarter of 2015.

•	The Company is presently in discussions with several large industry players to potentially enter into joint development agreements.

•	The Company is continuing to develop products in various verticals of the polyurethane industry including its spray foam insulation product.

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

The Company remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $29,354,000 since inception, and has a working capital deficit of $6,462,971 as of December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

	For the Year Ended		For the Year Ended
	December 31, 2015		December 31, 2014
	High	Low	High	Low

First Quarter	$0.093	$0.0251	$0.79	$0.25

Second Quarter	$0.048	$0.0035	$0.40	$0.10

Third Quarter	$0.018	$0.0018	$0.19	$0.07

Fourth Quarter	$0.0108	$0.0008	$0.11	$0.04

The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

The number of holders of record of our shares of our common stock as of December 31, 2015 was 320 shareholders.

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

Basis of Presentation

This MD&A on the Company's operating results and cash flows for the fiscal years ended December 31, 2015 and 2014 as well as its financial position at December 31, 2015 and 2014, should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

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

Off-Balance Sheet Arrangements

N/A

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $29,354,360 since inception and has a working capital deficit of $6,462,971 as of December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Operating Results for the Fiscal Year Ended December 31, 2015 and 2014

Results of Operations

We have had no significant operating revenues for the year ended December 31, 2015, save for samples sales of $5,815. Our activities to date have been financed from the proceeds of share subscriptions, proceeds from convertible debentures and notes issued and from loans from related and other parties and trade payables. During the year ended December 31, 2015, revenues from our operations were $5,815 compared to $29,370 for the year ended December 31, 2014.

For the year ended December 31, 2015, we incurred a total net loss of $6,731,297 including non-cash charges of $325,327 from stock-based compensation, intangible asset amortization of $1,105,932, amortization of debt discounts of $677,439, interest expense of $2,017,673, loss on settlement of payables of $1,826,684, loss on extinguishment of debt of $174,475, and a gain in the fair value of the derivative liability of $302,596. The Company also incurred other general and administrative expenses of $1,921,756, gain on foreign currency transactions of $11,422, and cost of sales of $4,610.

General and administrative expenses totaled $1,921,756 for the year ended December 31, 2015, as compared to $2,947,597 for the year ended December 31, 2014, representing a 35% decrease from the prior year. Included in general and administrative expenses are the following:

	Year ended December 31
	2015	2014	%
			change
Professional fees – third party	$144,753	$101,051	43%
Professional fees – related parties	972,565	832,340	17%
Lawsuit settlement	50,000	-	100%
Payroll	43,191	89,492	(52%	)
Stock-based compensation (non-cash)	325,327	1,677,655	(81%	)
Rent, supplies and general office costs	149,703	127,720	17%
Travel and trade shows	236,217	119,339	98%

Total	$1,921,756	$2,947,597	(35%	)

General and Administration expenses analysis

Professional fees were $1,117,318 (of which $972,565 were with related parties) for the year ended December 31, 2015 compared to $933,391 (of which $832,340 were with related parties) for the year ended December 31, 2014. The Company incurred $50,000 in a settlement related to the lawsuit filed by William Alessi in December 2015. The Company continues to use consultants for financing, sales and marketing purposes with a slight increase in the current year as a result. Payroll was $43,190 for the year ended December 31, 2015 compared to $89,492 for the year ended December 31, 2014. Payroll decreased due to having only one employee on the payroll in 2015 as compared to two employees for most of 2014. Senior management were remunerated through stock-based compensation. Stock-based compensation was $325,327 for the year ended December 31, 2015 compared to $1,677,656 for the year ended December 31, 2014. Stock-based compensation decreased by 81% in 2015 due to fewer payments to management and other consultants for services through the issuance of shares. Rent and general office costs was $149,703 in 2015 a 17% increase from $127,720 for the prior year due to minor increases in administrative costs. Travel and trade shows was $236,217 for the year ended December 31, 2015 more than doubling from $119,339 due to attending more shows and visiting potential customers and business partners as the Company approaches commercialization of their products.

Amortization and depreciation was $1,105,932 for the year ended December 31, 2015 compared to $808,735 in the year ended December 31, 2015. A new license was acquired in 2015 which resulted in higher amortization in the year ended December 31, 2015 compared to December 31, 2014.

During the year ended December 31, 2015, we recorded a gain of $302,596 on the change in fair value of derivative liabilities related to our convertible notes payable, compared to a loss of $930,345 during the year ended December 31, 2014. The change in derivative liability was primarily a result of the decrease in our stock price during the year ended December 31, 2015.

During the year ended December 31, 2015, we recorded $2,017,673 in interest expense compared to $862,664 during the year ended December 31, 2014. Interest expense was significantly higher than in the prior year’s period due to the Company obtaining approximately $600,000 in convertible notes and their respective discounts.

During the year ended December 31, 2015, we recorded a loss on the extinguishment of debt of $174,475 and a loss on settlement of payables in the amount of $1,826,684 totalling $2,001,259 compared to $2,174,408 (loss on extinguishment of debt) during the year ended December 31, 2014. The losses were a result of paying off accounts payable-related parties and other debt through the issuance of shares at a lower value than the fair value of the shares.

Liquidity and Capital Resources

We had $23,893 cash at December 31, 2015 and no cash or cash equivalents at December 31, 2014. The Company had a working capital deficit of $6,462,971 as of December 31, 2015. We do not have sufficient cash on hand to fund operations. We believe that we will need approximately $1,100,000 to fund our operations over the next 12 months.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. The Company is highly dependent on loans from related parties to continue operations. There is no assurance we will be able to continue operating as a going concern.

In 2014, the Company received approximately $1,544,000 (approximately $1,286,000 from related parties) in short-term loans and repaid approximately $1,148,000 (of which $727,000 was repaid to shareholders and $421,000 was repaid to related parties).

In 2015, the Company received approximately $2,865,000 (approximately $2,039,000 from related parties) in short-term loans and repaid approximately $2,310,000 (of which $1,681,000 was repaid to shareholders and $439,000 was repaid to related parties).

Principal Cash Flows for the Fiscal Year Ended December 31, 2015

Operating activities used cash flows of $513,632. This increase in use of cash relates primarily to increased general and administrative expenses incurred during 2015 that were settled in cash as opposed to stock-based compensation.

Investing activities used cash flows of $12,000 due to the issuance of an equipment loan during 2015. The Company had no cash used in investing activities during 2014.

Financing activities provided cash flows of $549,525, primarily as a result of receipt of funds of $2,039,136 in shareholder loans, $229,000 in loans payable and $596,450 of proceeds from convertible notes. In addition, the Company repaid $439,000 of the note payable - related party, $1,681,137 on loans payable – shareholders, and $189,872 in convertible notes. During 2014, the Company had cash provided by financing activities of $394,127, primarily as a result of receipt of funds of $1,285,974 in shareholder loans and $258,000 of proceeds from convertible debt, offset by cash payments of $727,218 in shareholder loans and $420,800 of note payable - related party.

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

Consolidated Financial Statements
December 31, 2015 and 2014

Hybrid Coatings Technology Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Hybrid Coating Technologies Inc.
Daly City, CA

We have audited the accompanying consolidated balance sheets of Hybrid Coating Technologies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. Hybrid Coating Technologies Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Coating Technologies Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Hybrid Coating Technologies Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Hybrid Coating Technologies Inc. has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 14, 2016

Hybrid Coatings Technology Inc.
Consolidated Balance Sheets
As of December 31, 2015 and 2014

	December 31,	December 31,
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$23,893	$-
Total current assets	23,893	-
Equipment loan receivable	12,000	-
Intangible assets, net of accumulated amortization	1,132,753	2,136,205

TOTAL ASSETS	$1,168,646	$2,136,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank indebtedness	$-	$5,552
Accounts payable and accrued liabilities	866,103	667,296
Accounts payable and accrued liabilities - related parties	324,865	348,731
Deferred revenue	177,442	20,000
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Convertible debentures, net of unamortized discount of $76,975 and $160,748, respectively	60,424	119,363
Loans payable	1,206,500	977,500
Loans payable - shareholders	2,197,082	1,944,504
Notes payable - related party	1,300,491	1,889,491
Derivative liabilities	138,957	-
Total current liabilities	6,486,864	6,187,437
Convertible debentures, long-term portion	1,344,242	1,342,696
Derivative liabilities	-	181,723
Total liabilities	7,831,106	7,711,856

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Series B preferred stock, $0.001 par value, 4,000,000 shares authorized, 460,000 shares issued	460	-
Common stock, $0.001 par value, 1,600,000,000 shares authorized, 1,188,559,058 shares and 44,126,829 shares issued and outstanding , respectively	1,188,559	44,127
Additional paid-in capital	21,502,881	17,003,285
Accumulated deficit	(29,354,360)	(22,623,063)
Total stockholders’ deficit	(6,662,460)	(5,575,651)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,168,646	$2,136,205

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coatings Technology Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2015 and 2014

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Revenues	$5,815	$29,370
Cost of sales	4,610	1,994
Gross margin	1,205	27,376
Operating expenses
General and administrative	1,921,756	2,947,597
Amortization of intangible assets	1,105,932	808,735
Loss on settlement of payables	1,826,684	-
Total operating expenses	4,854,372	3,756,332
Loss from operations	(4,853,167)	(3,728,956)
Loss on extinguishment of debt	(174,475)	(2,174,408)
Change in fair value of derivative liability	302,596	930,345
Gain on foreign currency transactions	11,422	1,396
Interest expense	(2,017,673)	(862,664)
Net loss	$(6,731,297)	$(5,834,287)
Net loss per common share - basic and diluted	$(0.02)	$(0.24)
Weighted average number of common shares - basic and diluted	298,799,307	23,937,853

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coatings Technology Inc.
Statement of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2015 and 2014

	Series B
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2013	-	$-	11,167,513	$11,168	$10,712,971	$(16,788,776)	$(6,064,637)

Issuance of shares for payment on accounts payable and accrued liabilities related parties	-	-	18,695,000	18,695	3,135,955	-	3,154,650

Issuance of shares for services rendered	-	-	3,507,804	3,508	490,629	-	494,137

Issuance of warrants for services rendered	-	-	-	-	691,863	-	691,863

Exercise of warrants	-	-	325,000	325	-	-	325

Valuation of vested warrants issued	-	-	-	-	491,656	-	491,656

Issuance of shares to related-party landlord for payment of accounts payable and prepaid rent	-	-	418,604	419	45,627	-	46,046

Issuance of shares for cash-free exercise of warrants	-	-	872,711	873	(873)	-	-

Imputed interest on note payable-related party	-	-	-	-	241,856	-	241,856

Issuance of shares for payment on note payable-related party	-	-	8,113,116	8,113	884,330	-	892,443

Issuance of shares for interest payment on Senior Secured Convertible Debentures	-	-	100,000	100	29,700	-	29,800

Issuance of shares for interest payment on shareholder loan and loan payable	-	-	340,312	340	55,517	-	55,858

Issuance of shares for interest payment on convertible debentures	-	-	432,454	432	131,618	-	132,050

Issuance of shares as payment for payroll liabilities included in accounts payable	-	-	154,315	154	92,436	-	92,590

Net loss		-	-	-	-	(5,834,287)	(5,834,287)

Balance, December 31, 2014			44,126,829	$44,127	$17,003,285	$(22,623,063)	$(5,575,651)
	-	-	-
Stock-based compensation			7,336,733	7,337	317,990	-	325,327

Issuance of shares for payment on accounts payable and accrued liabilities - related parties	-	-	491,150,000	491,150	1,260,984	-	1,752,134

Issuance of warrants for payment on accounts payable and accrued liabilities - related parties	-	-	-	-	1,106,410	-	1,106,410

Issuance of warrants for payment of interest	-	-	-	-	15,600	-	15,600

Issuance of shares for conversion of debt	-	-	641,564,526	641,564	492,026	-	1,133,590

Exercise of warrants	-	-	910,064	910	(410)	-	500

Exchange of debt	-	-	-	-	36,103	-	36,103

Settlement of derivative liability on conversion of debt	-	-	-	-	754,873	-	754,873

Imputed interest on note payable-related party	-	-	-	-	135,421	-	135,421

Cancellation of shares and issuance of warrants	-	-	(1,950,000)	(1,950)	1,950	-	-

Issuance of shares for payment of interest	-	-	5,420,906	5,421	126,629	-	132,050

Issuance of preferred shares for settlement of debt	40,000	40	-	-	149,960	-	150,000

Issuance of preferred shares for acquisition of intangible assets	420,000	420	-	-	102,060	-	102,480

Net loss	-	-	-	-	-	(6,731,297)	(6,731,297)

Balance, December 31, 2015	460,000	$460	1,188,559,058	$1,188,559	$21,502,881	$(29,354,360)	$(6,662,460)

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coatings Technology Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,731,297)	$(5,834,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	325,327	1,677,656
Interest paid through the issuance of shares	-	23,255
Amortization of debt discounts	677,439	112,156
Amortization of intangible assets	1,105,932	808,735
Loss on settlement of payables	1,826,684	-
Loss on extinguishment of debt	174,475	2,174,408
Derivative liability in excess of face value of debt	607,230	69,419
Change in fair value of derivative liability	(302,596)	(930,345)
Gain on foreign currency transactions	(11,422)	(1,396)
Interest imputed on notes payable - related party	135,421	241,856
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	11,250
Accounts payable and accrued liabilities	1,436,344	363,109
Accounts payable and accrued liabilities - related parties	85,389	890,057
Deferred revenue	157,442	-
Net cash used in operating activities	(513,632)	(394,127)

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of loan receivable for equipment	(12,000)	-
Net cash used in investing activities	(12,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	(5,552)	(2,154)
Proceeds from exercise of warrants	500	325
Proceeds from convertible notes net of issuance costs	596,450	258,000
Proceeds from loans payable	229,000	-
Proceeds from loans payable - shareholders	2,039,136	1,285,974
Repayments from loans payable - shareholders	(1,681,137)	(727,218)
Repayments of convertible notes	(189,872)	-
Repayments of notes payable - related party	(439,000)	(420,800)
Net cash provided by financing activities	549,525	394,127

INCREASE (DECREASE) IN CASH	23,893	-

CASH, BEGINNING OF THE YEAR	-	-
CASH, ENDING OF THE YEAR	$23,893	$-

Hybrid Coatings Technology Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$50,343	$52,733
Income taxes	$-	$-

Non cash investing and financing activities:

Acquisition of intangible assets through issuance of note payable	$-	$2,500,000
Acquisition of intangible assets through issuance of preferred stock	$102,480	$-
Reclassification of accounts payable related party to loans payable stockholders	$-	$25,000
Reclassification of accounts payable related party to loans payable stockholders	$-	$25,560
Preferred stock issued for payment of note-payable-related party	$150,000	$-
Common stock issued and payable for accounts payable	$-	$92,590
Common stock issued and payable for interest accrual	$-	$32,603
Common stock issued for settlement of accounts payable - related party	$1,752,134	$1,046,571
Warrants and common stock issued and payable for principal and interest accrual on Convertible Debenture	$147,650	$55,692
Common stock issued for Senior Secured Convertible Debenture	$-	$29,800
Common stock issued for payment of note payable - related party	$-	$872,160
Cashless exercise of warrants	$410	$873
Common stock issued for debt	$1,133,590	$-
Warrants and common stock issued for settlement of liabilities	$1,106,410	$-
Exchange of debt with stockholders for common stock	$36,103	$-
Derivative debt discount	$931,659	$-
Reduction of derivative liability on redemption of debt	$754,873	$-
Warrants issued for cancellation of stock	$1,950	$-

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coatings Technology Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

Going Concern

The Company remains highly dependent upon funding from non-operational sources, principally related parties. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $29,354,000 since inception, and has a working capital deficit of $6,731,297 as of December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s fiscal year end is December 31.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Nanotech International, Inc. (“Nanotech”). All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Loan Receivable – Loan receivable consists of an equipment loan entered into during 2015. The Company has classified this as a long-term asset in the balance sheet because the loan is due in 10 years. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and when necessary records allowances for expected unrecoverable amounts. To date, no allowances have been recorded.

Intangible Assets – Intangible assets are comprised of license agreements with Nanotech Industries, Inc. which are amortized on a straight-line basis over the assets’ respective life, ranging from 24 months to 120 months.

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

Sales to one customer comprised 78% of the Company’s total sales for the year ended December 31, 2015. Sales to one customer comprised 87% of the Company’s total sales for the year ended December 31, 2014. As current period revenues are not significant, the loss of customers would not have a material effect on the Company.

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

A tax benefit from an uncertain position is recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2015 and 2014, the Company had not recorded any tax benefits from uncertain tax positions.

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

As of December 31, 2015 and 2014, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Year Ended December 31,
	2015	2014
Beginning balance	$181,723	$816,488
Change in fair value of derivative liabilities	(302,596)	(930,345)
Settlements	(754,873)	-
Additions	1,014,703	295,580
Ending balance	$138,957	$181,723

Change in unrealized gains included in earnings relating to derivatives still held as of December 31, 2015 and 2014	$302,596	$930,345

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

Earnings (Loss) per Share – Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

For the years ended December 31, 2015 and 2014, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
Common Shares Issuable for:	2015	2014
Convertible debt	294,478,048	6,085,278
Stock warrants	27,146,592	10,034,928
	321,624,640	16,120,206

Recently Issued Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016. We expect to adopt the standard in the first quarter of 2017 and do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company expects that the affected amounts on its balance sheets will be reclassified within the balance sheets upon adoption of this ASU to conform to this standard. The Company expects to adopt this ASU during the first quarter of 2016 and does not expect that the adoption of this ASU will have a material impact on its financial statements.

Subsequent Events – The Company has evaluated all transactions occurring between December 31, 2015 through the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3 – EQUIPMENT LOAN RECEIVABLE

On October 5, 2015, the Company entered into an equipment loan agreement with a manufacturer whereby the Company agreed to loan $17,000 to the manufacturer with a maturity of 10 years at an interest rate of 0.1 % per annum. At December 31, 2015, $12,000 had been loaned. The Company loaned an additional $5,000 in January 2016.

NOTE 4 – INTANGIBLE ASSETS

From July 12, 2010 through December 13, 2013, the Company entered into a licensing agreement (the “Licensing Agreement”), a second licensing agreement (the “Second Agreement”), and four amendments to the Licensing Agreement with Nanotech Industries, Inc., (“NTI” or “Licensor”, a privately-held entity deemed a related party by virtue of common ownership and control), for the rights to manufacture and distribute environmentally safe coatings (“Coating Products”), the manufacturing and sale of environmentally safe adhesives and sealants (“Sealant Option”), and expanded to include polyurethane foam for the textile industry, using NTI’s technology.

As per the Licensing Agreement, the Company had a three-year exclusivity for all of North America, in exchange for a licensing fee of $500,000 and 5% royalty on Gross Coating Product sales within North America, and has the option to obtain rights for the rest of the world on an exclusive perpetual basis, in exchange for the issuance of stock to equal 62.5% of the Company’s total shares. If this option is exercised, NTI would obtain voting control of the Company. On March 17, 2011, the Company expanded the territory under the Licensing Agreement to include the Customs union of Belorussia, Kazakhstan Republic and Russian Federation (the “Russian Territory”), on an exclusive basis for a period of ten years, in exchange for a royalty of 7.5% and a one-time fee of $150,000. On July 7, 2011, the Company further expanded the territory under the Licensing Agreement to include the European Continent (“European Rights”) on an exclusive basis for a period of five years, in exchange for a one-time fee of $1,250,000, of which $567,549 had been paid, with the remainder accrued in notes payable – related party as of December 31, 2015 and 2014. On June 28, 2013, a third amendment was made to the Licensing Agreement extending this exclusivity period by 36 months to July 12, 2016. On February 12, 2016, the eleventh amendment was made to the Licensing Agreement extending this exclusivity period to December 31, 2020.

On October 18, 2011, the Company expanded the Licensing Agreement to include the option to manufacturing and sale of environmentally safe adhesives and sealants, in exchange for consideration of a one-time fee of an incremental 15% ownership stake in the Company and a royalty of 7.5% of gross revenue from the sale of Sealant Products. As of December 31, 2015 and 2014, the Company has not issued the shares and the option has expired.

On November 22, 2011, the Company sold the Canadian portion of its North American Rights for $150,000 to a related party; Hybrid Coatings Canada Inc., a company whose CEO is a shareholder of, and consultant to, the Company. The proceeds of the sale were recorded as a reduction of the carrying value of the asset, with no gain or loss.

At December 31, 2015 and 2014, management determined, through independent valuation, that the fair value of the Licensing Agreement exceeded the carrying value and no impairment adjustment was deemed necessary. The amount of amortization of the North American Rights for the years ended December 31, 2015 and 2014 was $0 and $36,463, respectively. The Company recognized amortization of the Russian Territory rights for the years ended December 31, 2015 and 2014 of $4,800 for both years. The Company recognized amortization of the European Rights of $140,760 for the years ended December 31, 2015 and 2014.

NOTE 4 – INTANGIBLE ASSETS (cont’d)

On March 31, 2014, the Company and NTI entered into a fifth amendment to the Licensing Agreement, whereby the license to sell and manufacture Licensor’s products has been expanded to include synthetic leather, sealants and adhesives (“Added Applications”). In consideration for the Added Applications, the Company shall pay the Licensor an amount equal to US $2,000,000 to be paid within 36 months of the execution of this Fifth Amendment Agreement (“Deadline”), included in note payable - related party at December 31, 2015 and 2014. Should the Company not pay the consideration within the Deadline, the Company shall lose all rights to the Added Applications. To date the company has not paid any consideration pertaining to the Added Applications.

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

1)

The Company shall pay the Licensor an amount equal to US $500,000 by May 6, 2015. Should the Company not pay the consideration within the Deadline, the Company shall lose all rights to the SFI Application.

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

On September 10, 2014, the Company signed a ninth amendment to the Licensing Agreement with NTI whereby the parties amended the Licensing Agreement (and subsequent Amendments) to expand the definition of certain licensing fees and consideration, to include payment in shares of the Company’s common stock and/or warrants at the sole discretion of the Company, which shares shall have a fair market value calculated as the closing price reported by the over-the-counter market for the previous trading day and, which warrants shall include a cashless exercise and be exercisable at a price per share equal to the common stock par value and expiring 10 years from the date of issuance.

Also on September 10, 2014, the Company issued 8,113,116 shares valued at $892,443 based on the market price on the date of grant as payment for the Spray Foam Insulation License and European License, the Company applied $500,000 against the amounts owing for the SFI Application purchase and $372,160 for European License, and the remaining $20,283 as a loss on settlement of debt.

On August 10, 2015 the Company signed a tenth amendment to the Licensing Agreement with NTI whereby the parties amended the Licensing Agreement (and subsequent Amendments) to expand the definition of Licensor product to include polyurethane foam packaging (“PFP”). In exchange the company issued 420,000 Series B preferred shares valued at $102,480.

As of December 31, 2015, NTI owned 18% of the Company.

On February 12, 2016, the Company signed an eleventh amendment to the Licensing Agreement with NTI whereby the parties amended the Licensing Agreement (and subsequent Amendments) to extend the exclusivity period, to December 31, 2020 (“2020 Extended Exclusivity Period”). In consideration for the 2020 Extended Exclusivity Period, the Company shall pay the following consideration to NTI:

NOTE 4 – INTANGIBLE ASSETS (cont’d)

i)	Issue 2,240,000 shares of Series B Preferred Stock (“Series B Preferred Shares”), to be issued at the time of execution of the Eleventh Amendment Agreement (“Share Issuance Deadline”).

ii)

Issue purchase warrants to purchase 31,300,000 shares of Series B Preferred Stock (“90-Day Warrants”), to be issued 90 days following the execution of the amendment (“90-Day Deadline“). The 90-Day Warrants shall be exercisable at any time from the date of issuance at a price per share equal to the par value of the Series B Preferred Stock of $313,000 and shall expire ten years from the date of issuance.

iii)

Issue purchase warrants to purchase 126,000,000 shares of Series B Preferred Stock (“12-Month Warrants”), to be issued 12 months following the execution of this Agreement (“12-Month Deadline”). The 12-Month Warrants shall be exercisable at any time from the date of issuance at a price per share equal to the par value of the Series B Preferred Stock and shall expire ten years from the date of issuance.

(The “90-Day Warrants” and the 12-Month Warrants” collectively referred to as the “Warrants”).

iv)	Pay the Licensor an amount equal to US $1,500,000, to be paid within twelve months of the execution of this Eleventh Amendment Agreement (“Fee Deadline”).

Should the Company not meet any of: (i) the Share Issuance Deadline; or (ii) the 90-Day Deadline; or (iii) the 12-Month Deadline; or (iv) the Fee Deadline (individually referred to as “Unmet Deadline”) and should such Unmet Deadline not be extended by the Parties, the Company shall continue to have the right to the Manufacturing and Sale for the Territory, on a non-exclusive basis for the duration of the Agreement. The Company will assess the valuation of the Series B Preferred Stock and warrants during the first quarter of 2016.

Intangible assets activity is as follows for the years ended December 31, 2015 and 2014:

	2015	2014

Net intangible asset, beginning of year	$2,136,205	$444,940
Purchases	102,480	2,500,000
Less: current amortization	(1,105,932)	(808,735)
Net intangible asset, end of year	$1,132,753	$2,136,205

The balance of intangible assets is as follows as of December 31, 2015 and 2014:

	2015	2014
Intangible assets	$4,502,480	$4,400,000
Less, accumulated amortization	(3,369,727)	(2,263,795)
Intangible assets, net	$1,132,753	$2,136,205

NOTE 4 – INTANGIBLE ASSETS (cont’d)

A summary of the licenses acquired to date from NTI is as follows:

	License Rights Overview	Licensed Region	Term (date) of License	Original Cost	Carrying Value at December 31, 2015	Carrying Value at December 31, 2014
A	Coating Products	North America	12-Jun-10 6 years	$500,000	$0	$0
B	Coating Products	Russian Territory	17-Mar-11 10 years	$150,000	$24,800	$29,600
C	Coating Products	European Continent	07-Jul-11 5 years	$1,250,000	$129,020	$269,780
D	Spray Foam Insulation	North America, European Continent and Russian Territory	06-May-14 2 years	$500,000	$86,865	$336,825
E	Added Applications including synthetic leather, sealants and adhesives	North America, European Continent and Russian Territory	31-Mar-14 3 years	$2,000,000	$833,333	$1,500,000
F	Polyurethane Foam Packaging	North America	10-July -16	$102,480	$58,735	$0
TOTAL				$4,502,480	$1,132,753	$2,136,205

NOTE 5 – LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. This $7,500 10% premium was fully amortized and on April 29, 2011, the lender converted $55,000 of this debt to convertible debentures. The balance at December 31, 2015 and 2014 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holder with respect to the defaults.

In 2014, 2013, 2012, and 2011, the Company entered into various loan agreements totaling $977,500 at interest rates ranging from 15% - 25%. In addition in 2013, the Company issued 110,000 warrants attached to these loans. These loans are all currently in default. The creditors have not called these loans.

In 2015, lenders advanced $229,000 in non-interest bearing demand loans.

The Company recorded $0 and $5,455 of interest expense related to amortization of the debt discounts during the years ended December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, total interest expense related to loans payable was $172,775 and $174,102, respectively, and the total interest paid was $50,343 and $40,266, respectively, and accrued interest at December 31, 2015 and 2014 was $396,510 and $249,285, respectively.

NOTE 6 – LOANS PAYABLE – SHAREHOLDERS

During 2013, 2012 and 2011, the Company entered into various loan agreements and arrangements for loans with certain shareholders. The loans all had different maturity dates ranging from 2011 to 2015 and interest rates that range from 2% to 18%. The Company was in default on loans totalling $943,019 as of December 31, 2014. The shareholders have not called these loans.

During the year ended December 31, 2015, a shareholder-creditor transferred $100,000 of its outstanding balance owed by the Company to a third party. The Company and the third party agreed to amend the loan agreement to allow the third party to convert the principal balance into shares of the Company’s stock. The third party converted the principal balance of $100,000 into 6,252,324 shares of the Company’s common stock. The shares had a fair value of $258,141 and the Company recorded a loss on debt extinguishment of $158,141.

During the year ended December 31, 2015, the Company received $1,816,236 in shareholder advances and repaid $1,452,237. During the year ended December 31, 2014, the Company received $1,311,534 in shareholders advances and repaid $726,573. The Company had an outstanding balance of $2,197,082 and $1,944,504 as of December 31, 2015 and 2014, respectively.

The debt discount during the year ended December 31, 2015 was $0. However, the Company recorded $21,980 of interest expense related to the amortization of the debt discount on loans payable to shareholders during the year ended December 31, 2014. During the years ended December 31, 2015 and 2014, total interest expense related to these loans payable to shareholders was $120,839 and $104,569, respectively, and the total interest paid was $4,371 and $12,467, respectively.

NOTE 7 – CONVERTIBLE DEBENTURES

On April 29, 2011, the Company issued convertible debentures for proceeds of $1,201,000 (the “April 29” debenture) and on February 21, 2012, issued an additional $119,500 (the “Feb 21” debenture and together the “Debentures”) with a maturity of 36 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The Debentures were amended on November 20, 2013. The Debentures are held by third parties and by non-controlling shareholders, and are convertible as follows:

April 29, 2011 convertible debentures

-by dividing the conversion amount by a conversion factor of 1.4 yielding Units of the Company where each Unit (at a price of $1.40 per Unit), is comprised of 1 share of common stock and 2 warrants to purchase a share of common stock each of the Company with an exercise price equal to the conversion price and a maturity at April 29, 2014 extended to April 29, 2016 per the amendment on November 20, 2013. Warrants are exercisable at the option of the holder at any time prior to maturity, and expire 36 months from the date of issuance.

February 21, 2012 convertible debentures:

-by dividing the conversion amount by a conversion factor of 1.45 yielding Units of the Company where each Unit (at a price of $1.45 per Unit), is comprised of 1 share of common stock and 2 warrants to purchase a share of common stock each of the Company with an exercise price equal to the conversion price and a maturity at February 21, 2015 extended to February 21, 2017 per the amendment on November 20, 2013. Warrants are exercisable at the option of the holder at any time prior to maturity, and expire 36 months from the date of issuance.

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

NOTE 7 – CONVERTIBLE DEBENTURES (cont’d)

During the year ended December 31, 2015, the Company issued 5,420,906 shares of common stock valued at $132,050 to pay for accrued interest. At December 31, 2015, approximately $82,000 (2014 - $95,000) in interest has been accrued.

On November 12, 2014, the Company issued convertible debentures for $25,000, a maturity of 24 months and a coupon rate of 10% per annum payable in cash or capital stock at the Company’s discretion. The debentures are held by third parties and by non-controlling shareholders. The conversion price is calculated as 45% of the average trading price for the five days prior to the conversion, however, the conversion price can never be lower than $0.08 per share nor can it exceed $0.30 per share.

During the year ended December 31, 2015, the Company incurred interest expense related to these convertible debentures of $58,193 and amortized debt discount of $675,893. During the year ended December 31, 2014, the Company incurred interest expense related to these convertible debentures of $15,400 and amortized debt discount of $44,507.

NOTE 8 – SENIOR SECURED CONVERTIBLE DEBENTURES

On August 16, 2010, the Company entered into a securities purchase agreement with a third party for the subscription of senior secured convertible debentures (“SSCD”) for an amount of $400,000. The debentures have a maturity date of August 16, 2012 with a coupon of 10% and convert into shares of common stock of the Company at a price of $0.75 per share. The notes are secured by all assets of the Company. The subscriber also received 533,336 Series A warrants with a maturity of 1 year and an exercise price of $1.25 per share and 133,360 Series B warrants with a maturity of 3 years and an exercise price of $1.50 per share. The debentures and Series A warrants carry registration rights whereby upon the consummation of the reverse merger with Nanotech, the shares underlying the debentures and Series A warrants will be registered as soon as is practicable. All prices and warrants issued have been adjusted for the post-acquisition of Nanotech by HCT. As of December 31, 2015, these warrants have expired.

During the year ended December 31, 2011, $200,000 of the debt was repaid through the issuance of a Convertible Debenture due April 29, 2014. The balance due at December 31, 2015 and 2014 remained at $200,000. The Company is in default of payment of the debentures which matured on August 16, 2012. No notices have been issued by the debenture holder.

Interest of $20,000 was accrued during the year ended December 31, 2015 (2014 - $20,000), for an outstanding balance of $68,159 (2014 - $48,159) that has been accrued.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

NOTE 9 – CONVERTIBLE NOTES

On July 23, 2014, the Company entered into an agreement with a lender to lend a principal sum up to $250,000 including an original issue discount (“OID”) of $25,000. Upon signing, the lender was required to pay $111,111 with the OID prorated based on the actual consideration paid. The lender may pay additional amounts at its own discretion. The OID on the $111,111 investment was $11,111 and was recorded as debt discount. In March 2015, the Company borrowed an additional $62,223 with and OID of $12,223 and in November 2015 the Company borrowed another $43,556 with and OID of $8,556 from the investor. If the Company pays the lender within 90 days then there is 0% interest, and if the Company pays after 90 days then there is a one-time interest charge of 12% applied to the outstanding balance. The maturity date is 2 years from the date of each borrowing and the outstanding balance and any interest is due and payable. The note is convertible into common shares of the Company. The conversion price is 60% of the lowest trade price of the 25 trading days prior to the conversion.

In the case that conversion shares are not deliverable, an additional 10% penalty will apply; and if the shares are ineligible for deposit into the Depository Trust Company system and only eligible for Xclearing deposit, an additional 5% penalty shall apply; and in the case of both, an additional cumulative 15% penalty shall apply.

NOTE 9 – CONVERTIBLE NOTES (cont’d)

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $153,702, a debt discount of $100,000 and recognized the difference as additional interest during the year ended December 31, 2014. The Company recorded a derivative liability of $95,613 on the amount borrowed in March 2015 with $50,000 being recorded as a debt discount and recognized the difference as additional interest expense and recognized another derivative liability on the amount borrowed in November 2015 of $39,443 with a corresponding amount being recorded as a debt discount.

The Company repaid the original borrowing of $111,111 and accrued interest of $13,333 in January 2015. The Company amortized the remaining debt discount of $86,605 on the original borrowing as interest expense on the date the note was repaid. During the year ended December 31, 2015, the Company amortized $151,653 of the debt discount as interest expense and the lender converted $62,223 of debt for 49,230,318 common shares.

On October 3, 2014, the Company entered into an agreement with a lender whereby the lender loaned a principal sum of $115,000. Upon signing, the Company received $108,000 in cash and paid fees of $7,000 recorded as debt issuance costs. The maturity date was April 3, 2015 and the interest rate is 12% per annum. The note and any accrued unpaid interest are convertible into common shares of the Company. The conversion price is 60% of the lowest trade price of the 20 trading days prior to the conversion. The Note has redemption premiums, if the Note is repaid prior to maturity, of 130% up until the 160th day and 150% thereafter up until maturity.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $73,357 and a debt discount was recorded. During the year ended December 31, 2015, the Company fully amortized the debt issuance costs on the note as interest expense. The Company has repaid the loan through the conversion of $36,239 for 4,919,344 common shares. The balance owed of $78,761 was paid through a cash payment of $130,629 with the remainder applied against accrued interest of $7,140 and $44,728 recorded as additional interest expense and prepayment penalties.

On November 13, 2014, the Company entered into an agreement with a lender whereby the lender loaned a principal sum of $54,000. Upon signing, the Company received $50,000 in cash and paid fees of $4,000, recorded as a debt issuance costs. The maturity date was August 17, 2015 and the interest rate is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 61% of the lowest trade price of the 10 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $65,717 of which $50,000 was recorded as debt issuance costs, and $15,717 as additional interest expense. During the year ended December 31, 2015, the Company amortized all $54,000 of the debt issuance costs as interest expense and recorded accrued interest of $2,191. The lender converted all $54,000 of debt and accrued interest of $2,191 for 15,775,222 common shares.

On January 7, 2015, the Company entered into an agreement with a lender whereby the lender loaned a principal sum of $65,000. The Company received $50,000 in cash and paid fees of $15,000, recorded as a debt issuance costs. The maturity date of the note was September 30, 2015 and the interest rate from the date of borrowing is 18% per annum. If the convertible note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The convertible note and any accrued unpaid interest is convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 50% of the lowest closing bid price of the 20 trading days prior to the conversion. The convertible note has redemption premiums if the convertible note is repaid prior to 180 days of 120% of the principal and accrued interest.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $111,083 of which $50,000 was recorded as debt issuance costs, and $61,083 as additional interest expense. During the year ended December 31, 2015, the Company amortized all $65,000 of the debt issuance costs as interest expense and the lender converted all $65,000 of debt and $9,086 of interest for 68,142,510 common shares.

On January 13, 2015, the Company entered into an agreement with a lender whereby the lender loaned a principal sum of $52,500. Upon signing, the Company received $50,000 in cash and paid fees of $2,500, recorded as a debt issuance costs. The maturity date of the convertible note is January 13, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this Note. The conversion price is 60% of the lowest closing bid price of the 20 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 110% to 135% based on the number of days after the issuance that the note is repaid.

NOTE 9- CONVERTIBLE NOTES (cont’d)

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $109,533 of which $50,000 was recorded as debt issuance costs, and $59,533 as additional interest expense. During the year ended December 31, 2015, the Company amortized $52,500 of debt issuance costs as interest expense and recorded accrued interest of $2,302.The lender converted the $52,500 debt and $2,302 in accrued interest in exchange for 30,093,910 common shares.

On January 16, 2015, the Company entered into an agreement with a lender whereby the lender lent a principal sum of $54,000. Upon signing, the Company received $50,000 in cash and paid fees of $4,000, recorded as a debt issuance costs. The maturity date is October 20, 2015 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest is convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 61% of the lowest trade price of the 10 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $82,026 of which $50,000 being recorded as debt issuance costs, and $32,026 as additional interest expense. During the year ended December 31, 2015, the Company amortized $54,000 of the debt issuance costs as interest expense and recorded accrued interest of $2,349. The lender converted the $54,000 debt and $2,349 in accrued interest in exchange for 19,849,893 common shares.

On January 21, 2015, the Company entered into an agreement with a lender whereby the lender loaned a principal sum of $35,000. Upon signing, the Company received $33,000 in cash and paid fees of $2,000, recorded as a debt issuance costs. The maturity date is January 21, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest closing bid price of the 20 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $65,569 of which $33,000 was recorded as debt issuance costs, and $32,569 as additional interest expense. During the year ended December 31, 2015, the Company fully amortized $35,000 of the debt issuance costs as interest expense. The lender converted $35,000 of debt and $1,249 in interest expense in exchange for 19,746,921 common shares.

On January 28, 2015, the Company entered into an agreement with a lender whereby the lender agreed to lend a principal sum of up to $220,000. Upon closing, the Company received $35,000 in cash. The Company paid an OID of $3,500 and an interest payable on issuance $3,850. The maturity date of the note is January 28, 2016 and the interest rate from the date of borrowing is 10% per annum which was recorded at issuance. If the note is unpaid by maturity the interest rate becomes 20% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest trading price of the 25 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $80,513 of which $35,000 being recorded as debt issuance costs, and $45,513 as additional interest expense. During the year ended December 31, 2015, the Company amortized the $42,350 of the debt issuance costs as interest expense. The lender converted the $42,350 of debt in exchange for 27,015,086 common shares.

On February 5, 2015, the Company entered into an agreement with a lender whereby the lender agreed to lend a principal sum of up to $250,000 with OID of 12% of all amounts borrowed. Upon closing, the Company received $25,000 in cash and paid fees of $2,174, recorded as a debt discount. The maturity date is February 5, 2017. The note does not bear interest, however, if the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest trading price of the 25 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $50,952 of which $25,000 was recorded as debt issuance costs, and $25,952 as additional interest expense. During the year ended December 31, 2015, the Company was required to pay a penalty of $10,000 which was recorded as interest expense and fully amortized $27,174 of the debt issuance costs as interest expense. The lender converted $27,174 of debt and $13,937 of accrued interest in exchange for 40,282,727 common shares.

On March 6, 2015, the Company entered into an agreement with a lender whereby the lender agreed to lend a principal sum of up to $100,000. Upon closing, the Company received $25,000 in cash and recorded an OID $2,778 as debt issuance costs. The maturity date is March 6, 2017. The note has a one-time interest fee from the date of each borrowing of 12% per annum and was recorded at issuance as debt discount in the amount of $3,333. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest closing bid price of the 20 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $50,880 of which $25,000 was recorded as debt issuance costs, and $25,880 as additional interest expense. During the year ended December 31, 2015, the Company was required to pay a penalty of $10,000 which was recorded as interest expense and fully amortized $31,111 of the debt issuance costs as interest expense. The lender converted $31,100 of debt and $10,000 of accrued interest in exchange for 41,861,110 common shares.

On March 26, 2015, the Company entered into an agreement with a lender whereby the lender loaned a principal sum of $22,500. Upon signing, the Company received $18,750 in cash and paid fees of $3,750, recorded as a debt issuance costs. The maturity date is March 26, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest trading price of the 20 trading days prior to the conversion. The note has redemption premiums if the note is repaid prior to 180 days of 135% of the outstanding principal and accrued interest balances.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $56,832 of which $18,750 was recorded as debt issuance costs, and $39,882 as additional interest expense. During the year ended December 31, 2015, the Company fully amortized $22,500 of the debt issuance costs as interest expense. The lender converted $22,500 of debt and $1,042 of interest expense in exchange for 17,927,820 common shares.

On March 9, 2015, the Company entered into an agreement with a lender whereby the lender loaned a principal sum of $33,000. Upon signing, the Company received $30,000 in cash and paid fees of $3,000, recorded as a debt issuance costs. The maturity date is December 11, 2015 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 61% of the average of the three lowest trading prices of the 10 trading days prior to the conversion.

NOTE 9- CONVERTIBLE NOTES (cont’d)

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $9,812 with a corresponding amount recorded as debt issuance costs. During the year ended December 31, 2015, the Company fully amortized $12,812 of the debt issuance costs as interest expense. The lender converted $33,000 of debt and an additional $22,245 in interest and penalties recorded as interest expense in exchange for 22,222,414 common shares.

On March 31, 2015, the Company entered into an agreement with a lender whereby the lender loaned a principal sum of $40,000. Upon signing, the Company received $36,500 in cash and paid fees of $3,500, recorded as a debt issuance costs. The maturity date is March 31, 2016 and the interest rate from the date of borrowing is 10% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest trading prices of the 40 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $36,500 of which $34,762 was recorded as debt issuance costs and $1,738 as additional interest expense. During the year ended December 31, 2015, the Company fully amortized $40,000 of the debt issuance costs as interest expense. The lender converted $40,000 of debt and an additional $2,254 in interest expense in exchange for 42,412,491 common shares.

On May 8, 2015, the Company entered into an agreement with a lender whereby the lender loaned a principal sum of $25,000. Upon signing, the Company received $17,000 in cash and paid fees of $8,000, recorded as a debt issuance costs. The maturity date is May 8, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 60% of the lowest trading prices of the 15 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $19,944 of which $17,000 was recorded as debt discount and $2,944 as additional interest expense. During the year ended December 31, 2015, the Company amortized $16,189 of the debt discount as interest expense and recorded accrued interest of $1,208. The lender converted $24,200 of debt in exchange for 47,367,424 common shares.

On May 21, 2015, the Company entered into an agreement with a lender whereby the lender loaned a principal sum of $38,000. Upon signing, the Company received $35,000 in cash and paid fees of $3,000, recorded as a debt issuance costs. The maturity date is February 26, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 22% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company 180 days after the issuance of this note. The conversion price is 61% of the average of the three lowest trading prices of the 10 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $25,808 with a corresponding amount recorded as debt issuance costs. During the year ended December 31, 2015, the Company amortized $31,068 of the debt issuance costs as interest expense. The lender converted $38,000 of debt and an additional $1,520 in interest and $38,000 in penalties recorded as interest expense in exchange for 87,028,097 common shares.

On June 9, 2015, the Company entered into an agreement with a lender whereby the lender loaned a principal sum of $25,000. Upon signing, the Company received $19,700 in cash and paid fees of $5,300, recorded as a debt issuance costs. The maturity date is June 9, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company at any time after the issuance of this note. The conversion price is 60% of the lowest trading prices of the 20 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $21,461 of which $21,461was recorded as debt issuance costs and $1,761 as additional interest expense. During the year ended December 31, 2015, the Company amortized $21,461 of the debt issuance costs as interest expense. The lender converted $25,000 of debt and an additional $1,034 in interest expense in exchange for 50,514,902 common shares.

On July 1, 2015 the Company entered into an agreement with a lender whereby the lender received this convertible debt in exchange for the assumption of promissory notes held by a related party for a principal sum of $12,000. On exchange, the Company recorded the $12,000 debt along with a loss on the settlement of the old debt of $13,409. The maturity date is July 1, 2016 and the interest rate from the date of borrowing is 10% per annum. The note and any accrued unpaid interest are convertible into common shares of the Company at any time after the issuance of this note. The conversion price is 50% of the lowest trading prices of the 30 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $13,409 with a $12,000 recorded as debt issuance costs and $1,409 recorded as interest expense. During the year ended December 31, 2015, the Company amortized $12,000 of the debt issuance costs as interest expense. The lender converted all $12,000 of debt in exchange for 8,275,862 common shares.

On July 15, 2015 the Company entered into an agreement with a lender whereby the lender received this convertible debt in exchange for the assumption of promissory notes held by a related party for a principal sum of $20,000. On exchange, the Company recorded the $20,000 debt along with a loss on the settlement of the old debt of $22,694. The maturity date is July 15, 2016 and the interest rate from the date of borrowing is 10% per annum. The note and any accrued unpaid interest are convertible into common shares of the Company at any time after the issuance of this note. The conversion price is 50% of the lowest trading prices of the 30 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $22,694 with a $20,000 recorded as debt issuance costs and $2,694 recorded as interest expense. During the year ended December 31, 2015, the Company amortized $20,000 of the debt issuance costs as interest expense. The lender converted all $20,000 of debt in exchange for 18,544,444 common shares.

On July 16, 2015, the Company entered into an agreement with a lender whereby the lender loaned a principal sum of $52,500. Upon signing, the Company received $50,000 in cash and paid fees of $2,500, recorded as a debt issuance costs. The maturity date is July 16, 2016 and the interest rate from the date of borrowing is 8% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company at any time after the issuance of this note. The conversion price is 60% of the lowest trading prices of the 20 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $48,775 of which $51,275 was recorded as debt issuance costs. During the year ended December 31, 2015, the Company amortized $23,536 of the debt issuance costs as interest expense and recorded accrued interest of $1,934.

On October 29, 2015, the Company entered into an agreement with a lender whereby the lender loaned a principal sum of $40,000. Upon signing, the Company received $36,500 in cash and paid fees of $3,500, recorded as a debt issuance costs. The maturity date is October 29, 2016 and the interest rate from the date of borrowing is 10% per annum. If the note is unpaid by maturity the interest rate becomes 24% per annum thereafter. The note and any accrued unpaid interest are convertible into common shares of the Company at any time after the issuance of this note. The conversion price is 60% of the lowest trading prices of the 20 trading days prior to the conversion.

The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $42,156 of which $40,000 was recorded as debt issuance costs and $2,156 recorded as interest expense. During the year ended December 31, 2015, the Company amortized $6,885 of the debt issuance costs as interest expense and recorded accrued interest of $690.

NOTE 10 – DERIVATIVE LIABILITIES

The embedded conversion features in the convertible debentures and attached warrants are accounted for as derivative liabilities. The warrants contain full ratchet reset features (subject to adjustment for dilutive share issuances) and should be valued as derivative liabilities.

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability. For the year ended December 31, 2015, the Company recorded derivative liabilities for issuance of convertible notes payable initial fair value of $931,659.

The Company recorded unrealized gains of $250,146 and $930,345 for the years ended December 31, 2015 and December 31, 2014 respectively. The fair value of the derivative liability was $135,594 and $181,723 as of December 31, 2015 and 2014, respectively.

			Derivative Values
				Fair Value
Valuation	December 31,			Increase	December 31,
Date	2014	Additions	Conversions	(Decrease)	2015
April 29, 2011 debenture	$13,405	$-	$-	$(10,042)	$3,363
Feb 21, 2012 debenture	9,000	-	-	(9,000)	-
Oct 10, 2014 note	73,472	-	(109,896)	36,424	-
Nov 12, 2014 debenture	2,750	-	-	(2,750)	-
Nov 13, 2014 debenture	83,096	-	(41,094)	(42,002)	-
2015 convertible notes	-	1,014,703	(603,883)	(275,226)	135,594
Total	$181,723	$1,014,703	$(754,873)	$(302,596)	$138,957

			Derivative Values
				Fair Value
Valuation	December 31,			Increase	December 31,
Date	2013	Additions	Conversions	(Decrease)	2014
April 29, 2011 debenture	$741,433	$-	$-	$(728,028)	$13,405
Feb 21, 2012 debenture	75,055	-	-	(66,055)	9,000
July 23, 2014 note	-	153,702	-	(153,702)	-
Oct 10, 2014 note	-	73,357	-	115	73,472
Nov 12, 2014 debenture	-	2,804	-	(54)	2,750
Nov 13, 2014 debenture	-	65,717	-	17,379	83,096
Total	$816,488	$295,580	$-	$(930,345)	$181,723

NOTE 11 – STOCKHOLDERS’ DEFICIT

On April 17, 2015, the shareholders approved an increase in the number of authorized common stock from 150 million to 650 million common shares, and on August 12, 2015 the shareholders approved another increase in the number of authorized common stock from 650 million to 1.6 billion common shares and an increase from 1 million to 4 million of the number of authorized Series B preferred shares.

Preferred Stock

On December 29, 2014, the Company increased the authorized common shares to 150 million and authorized 1,000,000 each Series A and Series B preferred shares, par value $0.001 per share with the following features:

Series A preferred stock: non-voting, no liquidation or dividend rights, redeemable and retractable at a price equal to its par value, convertible into a number of shares of common stock as is equal to the par value of the Series A Preferred Stock divided by the average closing price per share of common stock of the last 5 trading days immediately prior to conversion;

Series B preferred stock: voting with 500 votes per share, no liquidation or dividend rights, non – redeemable, no conversion privileges.

During the year ended December 31, 2015, the Company issued the following preferred shares:

On August 10, 2015, the Company issued 420,000 Series B preferred shares valued at $102,480 as consideration for the tenth amendment of the Licensing Agreement.

During the year ended December 31, 2015, the Company issued 40,000 Series B preferred shares valued at $150,000 for settlement of debt.

During the year ended December 31, 2014, the Company had no issuances of preferred shares.

Common Stock

During the year ended December 31, 2015, the Company issued the following common shares for fair value based on the market price at the date of the grant:

-	7,336,733 common shares to shareholder creditors and consultants as payment for services with a fair value of $83,974.
-	5,420,906 common shares to convertible debenture holders as payment of interest for the year of $147,650.
-	641,564,526 common shares to convertible notes holders for conversion of principal and interest of $1,133,590.
-	491,150,000 common shares to a shareholder-creditor and a related party for payment against accounts payable and accrued liabilities related parties of $720,813 and recognized a loss on settlement of payables in the amount of $1,031,321.

During the year ended December 31, 2015, 410,064 shares of common stock were issued for the cash-less exercise of 420,000 warrants. Upon exercise of the warrants, another 500,000 common shares were issued for $500.

The Company cancelled 1,950,000 common shares issued in 2014 in exchange for 1,950,000 warrants with a 5-year term and an exercise price of $0.001 valued on the original grant date, of which $1,950 was reclassified from common stock to additional paid-in capital in 2015.

During the year ended December 31, 2014, the Company issued the following shares for fair value based on the market price at the date of the grant:

-	3,507,804 common shares to shareholder creditors and consultants as payment for services with a fair value of $494,137 based on market prices on the dates of grant.
-	432,454 common shares to convertible debenture holders as payment of interest for the year of $132,050, based on market prices on the dates of grant.
-	100,000 to the Senior Secured Debenture Holder for payment of interest of $29,800, based on market prices on the dates of grant.
-	340,312 common shares to shareholder- creditors for accrued interest of $51,595 and recognized a loss on settlement in the amount of $4,263, based on market prices on the dates of grant.
-

154,315 common shares as payment for payroll liabilities included in accounts payable of $50,924 and recognized a loss on settlement in the amount of $41,666, based on market prices on the dates of grant.

-	418,604 common shares to landlord as payment of accounts payable and prepaid rent of $45,000 and recognized a loss on settlement in the amount of $1,046, based on market prices on the dates of grant.
-	8,113,116 common shares for payment of note payable related party of $872,160 and recognized a loss on settlement in the amount of $20,283, based on market prices on the dates of grant.

-

18,695,000 common shares to a shareholder-creditor and a related party for payment against accounts payable and accrued liabilities related parties of $1,047,500 and recognized a loss on settlement in the amount of $2,107,150, based on market prices on the dates of grant.

Options and Warrants

On June 15, 2011, the Company’s Board of Directors established the 2011 Stock Incentive Plan expiring on June 15, 2016 (the “2011 Plan”).

Under the Plan, the Company may grant certain employees both incentive and non-qualified options to purchase shares of common stock. The Plan is authorized to grant options covering up to 700,000 common shares.

During the year ended December 31, 2015, the Company issued 300,000,000 warrants to a shareholder to repay accounts payable - related party with a fair value of $480,000, 21,750,000 warrants to consultants for consulting services at a fair value of $192,754 (recorded as stock-based compensation), 8,600,000 warrants to a shareholder to repay accounts payable-related party with a fair value of $1,094,260 (recorded as an adjustment to accounts payable - related party of $335,000 and loss on settlement of payables of $759,260), 300,000 warrants to shareholders for accrued interest of $15,600, 6,0000,000 options to the CEO for compensation of $48,600, 1,500,000 warrants to a related-party landlord for $12,150 for payment to accounts payable related party, 1,950,000 warrants to shareholder in exchange for the cancellation of 1,950,000 shares for consideration of $1,950, all with a corresponding increase in additional paid-in capital valued using the Black-Scholes method according to the following assumptions:

Expected volatility		261%-288%
Exercise price		$0.00001-$0.001
Stock price		$0.0016-$0.50
Expected life		4-5 years
Risk-free interest rate		1.19%-1.71%
Dividend yield	$	Nil

During the year ended December 31, 2015, the Company recorded $0 for amortization expense.

During the year ended December 31, 2014, warrant holders exercised 880,000 warrants for 872,711 shares on a cashless basis with a reduction in additional paid in capital of $873. Also, 325,000 warrants with an exercise price of $0.001, were exercised for $300 cash and $25 as settlement of accounts payable - related party.

During the year ended December 31, 2014, the Company issued 3,039,664 warrants to shareholders and consultants for consulting services at a fair value of $691,863 recorded as stock-based all with a corresponding increase in additional paid-in capital using the Black-Scholes method according to the following assumptions. The warrants have an exercise price of $0.001 and a life of 1 to 5 years:

Expected volatility		166%-300%
Exercise price		$0.001
Stock price		$0.08-$0.70
Expected life		1 -5 years
Risk-free interest rate		0.09%-1.80%
Dividend yield	$	Nil

During the year ended December 31, 2014, the Company recorded $491,656 for amortization expense.

A summary of the activity in the Company's options and warrants during the years ended December 31,

2015 and 2014 is presented below:

	Number of		Weighted Average
	Options and	Weighted Average	Remaining Contract
	Warrants	Exercise Price	Term (# of years)

Outstanding and exercisable, at December 31, 2013	8,266,928	$0.09	3.31

Granted	3,039,664	$0.001

Exercised	(1,205,000)	$0.001

Expired	(600,000)	$0.043

Outstanding and exercisable, at December 31, 2014	9,501,592	$0.10	3.13

Granted	340,130,000	$0.0001

Exercised	(920,000)	$0.001

Expired	(1,876,428)	$0.14

Outstanding and exercisable, at December 31, 2015	346,835,164	$0.002	4.83

In addition to the regular warrants detailed in the table above, there are issued and outstanding 533,336 Series A warrants with an exercise price of $0.39 per share and a maturity date of February 28, 2018.

The intrinsic value of warrants outstanding at December 31, 2015 was $711,885.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company entered into various related party transactions during the years ended December 31, 2015 and 2014, as follows:

NTI License Fees

The Company’s principal assets are licenses for product sales with NTI, an entity under common control. During the year ended December 31, 2015, the Company issued 420,000 shares of Series B Preferred Stock valued at $102,480 as consideration for its licenses with NTI. The notes payable – related party was repaid through cash payments of $439,000 and the issuance of 40,000 shares of Series B Preferred Stock valued at $150,000. During the year ended December 31, 2014, the Company issued $2,500,000 of notes payable – related party as consideration for its licenses with NTI. The debt was repaid through cash payments of $420,800 and issuances of 8,113,116 shares of common stock valued at $872,160.

As of December 31, 2015 and 2014, the notes payable – related party outstanding with NTI was $1,300,491 and $1,889,491, respectively.

The Company also has an option (expiring July 12, 2016) to issue a controlling stake in the Company amounting to 52.5% to NTI for a perpetual exclusive license to manufacture and sell Nanotech Products for all North America, South America and Europe. If this option is exercised, the Company will have a similar option for the territory of Asia to issue an additional 10% ownership stake in the Company.

Fees charged by Shareholder

During the years ended December 31, 2015 and 2014, the Company was charged $972,565 and $832,340 by an outside consultant, who is also a shareholder-creditor and has significant influence over management’s decision-making, for professional fees of $15,000 per month, out-of-pocket expenses of approximately $38,000, and commissions of approximately $754,000 related to financial advisory services and customer negotiations performed on the Company’s behalf. The Company paid $1,137,813 and $1,047,500 to the consultant (through the issuance of shares and warrants) during the years ended December 31, 2015 and 2014, respectively. The Company has an outstanding balance payable as of December 31, 2015 and 2014 of $47,434 and $212,682, respectively. The amounts are included in accounts payable and accrued liabilities related parties.

During the year ended December 31, 2015, this consultant loaned the Company $455,413 through loans payable – shareholders and the Company made cash repayments to this consultant of $23,000. During the year ended December 31, 2014, this consultant loaned the Company $607,500 through loans payable – shareholders and the Company made cash repayments to this consultant of $0.

Loans with Chief Executive Officer

During the year ended December 31, 2015, Joseph Kristul, the Company’s CEO, loaned the Company $1,252,323 through loans payable – shareholders and the Company made cash repayments of $1,353,217. During the year ended December 31, 2014, the Company’s CEO loaned the Company $704,034 through loans payable – shareholders and the Company made cash repayments of $691,218.

Shared Administrative Costs

The Company shares office space with NTI. Costs are allocated among the parties based on usage. During 2015 and 2014, the allocation of such shared costs between the Company and NTI was 80% and 20%, respectively. Rent expense for the years ended December 31, 2015 and 2014 was $45,000.

NOTE 13 – INCOME TAXES

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

The effective tax rate of the Company is reconciled to statutory tax rates as follows for the years ended December 31, 2015 and 2014:

	2015		2014
US federal statutory tax rate	34%		34%
Change in US valuation allowance	(34%	)	(34%	)
Effective tax rate	-		-

Deferred tax assets consist of the following as of December 31:

	2015	2014
Net operating loss carryforward	$8,191,642	$6,827,735
Valuation allowance	(8,191,642)	(6,827,735)
Deferred tax asset	$-	$-

The Company has net operating losses carried forward of approximately $20,512,000 which expire beginning in 2031. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company has an option (expiring July 12, 2016) to issue a controlling stake in the Company amounting to 52.5% to NTI, a related party, for a perpetual exclusive license to manufacture and sell Nanotech Products for all North America, South America and Europe. If this option is exercised, the Company will have a similar option for the territory of Asia to issue an additional 10% ownership stake in the Company.

The Company is delinquent on its state and federal payroll tax remittances. The State of California has issued a Notice of State Tax Lien against the property and rights owned by the Company covering interest and penalties for non-payment of payroll remittances of $3,897. The Internal Revenue Service has issued a penalty against the Company for non-payment of payroll taxes of $50,158, accrued in accounts payable and accrued liabilities as of December 31, 2015.

On December 11, 2015, William Alessi (“Allessi”) filed a complaint for damages from breach of contract and other claims against the Company in the United States Direct Court, District of Nevada. Both parties mutually agreed to a settlement payment from the Company to Alessi in the amount of $50,000, in full consideration of the complaint, accrued in accounts payable on the balance sheet as of December 31, 2015.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Company issued the following shares and warrants:

•

375,000,000 shares of common stock, for the conversion of outstanding debt, valued on the dates of issuances in the amount of $866,100, based on the market price. $119,700 as payment for accounts payable and accrued liabilities to a related party and $764,400 was recorded as loss on settlement of payables.

•

warrants to purchase 1,320,000,000 shares of the Company’s common stock to a shareholder- creditor and a related party for payment against accounts payable and accrued liabilities related parties valued at $396,000 and recognized a loss on settlement in the amount of $2,684,000, at a fair value of $3,080,000 with a corresponding increase in additional paid-in capital using the Black-Scholes method according to the following assumptions. The warrants have an exercise price of $0.00001 and a life of 1 to 5 years:

Expected volatility		277%
Exercise price		$0.00001
Stock price		$0.021-$0.025
Expected life		5 years
Risk-free interest rate		1.23%-1.46%
Dividend yield	$	Nil

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

(b) Management’s Report on Internal Controls

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

-

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our internal controls and procedures over financial reporting as of December 31, 2015, covered by this annual report, based on the criteria framework established in Internal Control – Integrated Framework issued be the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our President and Chief Executive Officer, concluded that our internal controls and procedures were not effective as of the December 31, 2015, covered by this annual report.

As of December 31, 2015, we identified material weaknesses in certain controls related to the financial statement close and reporting process that were not functioning effectively to properly accrue certain expenses and classify some expenses in the financial statements. We also did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being detected or prevented. Management concluded that these control deficiencies constituted a material weakness at December 31, 2015. We are currently in the development stage, and although we have hired qualified resources to carry out our day-to-day accounting and financial reporting obligations, we have not yet reached the point at which we have adequate resources to address all accounting procedures, especially the process to close our financial records at each reporting period in a timely manner. These control weaknesses were, in part, due to lack of adequate funding during the period in which the financial statements were being prepared.

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

Directors and Executive Officers.

The current directors and executive officers of the Registrant are as follows:

Name	Age	Position(s)
Joseph Kristul	67	Director, President, Treasurer and Chief Executive Officer
Darin Nellis	46	Secretary , Director of Sales & Marketing
Alex Trossman	66	Director

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

Directors and Executive Officers

Joseph Kristul, President, CEO, Treasurer and Director

Mr. Kristul is one of the founders and principal financial backers of Nanotech Industries. He has years of experience in international financing with an emphasis on marketing and sales. He is the former Chairman, CEO and co-founder of Transnational Financial Network. At Transnational Mr. Kristul was responsible for overall company management directly overseeing secondary marketing, finance, corporate marketing, lender relations and strategic corporate planning. In 1995 Mr. Kristul created Transnational’s wholesale division, where he developed the company's base of loan brokers and implemented systems and controls to manage the quality of loan products delivered to brokers. In 1999 he took the company public and by 2005 had over 400 employees and $800 million in mortgage loan originations. Mr. Kristul graduated with a Master of Science in Applied Mathematics and Mechanics from the Odessa Physics and Technology University, in Odessa, Russia.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires or directors and officers, and the persons who beneficially own more than ten percent (10%) of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth all compensation awarded to, paid to or earned by the Registrant’s President, Chief Executive Officer and Chief Financial Officer and the Company’s Secretary and Director of Sales and Marketing for the fiscal year of the Company indicated.

						Nonequity	Nonqualified
Name and						Incentive	Deferred	All
Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Joseph Kristul	2015	-	-	-	48,600	-	-	-	48,600
Director, President, Chief Executive Officer and Chief Financial Officer	2014	-	-	247,451	-	-	-	-	247,451

Darrin Nellis	2015	-	-	43,434	-	-	-	-	43,434
Secretary, Director of Sales and Marketing	2014	-	-	57,206	-	-	-	-	57,206

Alex Trossman	2015	-	-	-	15,500	-	-	-	15,500
Dirtector , VP of Israeli and European Operations	2014	-	-	-	-	-	-	-	-

Compensation of Executive Officers

Mr. Kristul received 6,000,000 warrants for a fair value of $48,600, Mr. Nellis received 5,246,069 shares and Mr. Trossman 5,000,000 warrants for fair value of $15,500 in 2015 included in stock-based compensation.

Employment Agreements

The Company has not entered into any employment agreements with our executive officers or other employees to date.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2015, Joseph Kristul held 480,000 warrants expiring March 14, 2018 and 6,000,000 warrants expiring June 15, 2020, and Alex Trossman held 5,000,000 warrants expiring on September 10, 2020.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2015.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2015.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2015.

Potential Payments upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides information about the beneficial ownership of the Common Stock as of December 31, 2015, by each of the current directors and executive officers, by all directors and executive officers as a group and by each person known to the Registrant who is the beneficial owner of more than 5% of any class of the Registrant’s securities. Unless otherwise noted, the persons listed below have sole voting and investment power with respect to the shares reported.

		Amount		Percentage	Percentage
		and Nature	Percentage	of	of
	Name and Address	of	of	Series B	Voting
Title of	of Beneficial	Beneficial	Common	Preferred	Capital
Class	Owner	Ownership	Stock	Stock	(2)
DIRECTORS AND OFFICERS
Common	Joseph Kristul	2,740,465	0.18%	----	0.01%
Stock	Director	Direct
	CEO, President	100,000 (1)	0.01%		-------
		Indirect
Common	Darin Nellis	6,989,007	0.46%	----	0.24%
Stock	Secretary	Direct
Common	Alex Trossman	62,500	0.01%	----	------
Stock	Director	Direct

Common	All Officers and	9,791,972	0.65%	-----	0.34%
Stock	Directors as a
	Group (3 persons)
5% STOCKHOLDERS
Common	Nanotech	8,113,116	0.54%		0.28%
Stock	Industries Inc.	Direct

Series B		2,700,000		100%	47.11%
Preferred		Direct
Stock

					Total:
					47.39%

Notes

(1)	Represents 100,000 shares owned by Mr. Kristul’s wife, Maria Kristul.

(2)	Includes the 2,700,000 Series B Preferred Shares which in the aggregate carry the voting power of 47.11% of the Company’s voting capital as of the Record Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Transactions with Related Persons

None of the following parties has had, since the beginning of the Company’s fiscal year, any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect the Registrant:

•	Any directors or executive officers;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of Common Stock;
•	Any promoters; and
•	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

GBH CPAs PC (“GBH”) served as our independent registered public accounting firm for our fiscal year ended December 31, 2015 and 2014. The following table shows the fees that were billed for the audit and other services provided by the firm for the fiscal year indicated.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	December 31, 2014

Audit Fees	$66,000	$83,200
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$66,000	$83,200

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting. The audit and tax fees paid to the auditors with respect to our fiscal year ended December 31, 2015 were pre-approved by the Board of Directors.

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

Date: April 14, 2015	HYBRID COATING TECHNOLOGIES INC.
(Registrant)

	By:	/s/ Joseph Kristul
Name: Joseph Kristul
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kristul		April 14, 2015
Joseph Kristul	President and Chief Executive
Officer,
(Principal executive officer
principal financial and
accounting officer)

/s/ Alex Trossman		April 14, 2015
Alex Trossman	Director