Form 10-K/A
period 2015-12-31
HYBRID Coating Technologies Inc.
filed 2016-05-02
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-K for the period ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016 (the “Form 10-K”), is to furnish interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T, to amend Notes 1, 10 and 11 for typos, and to clarify the disclosure regarding the fees and loans with a shareholder in Note 12 to the consolidated financial statements.

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability. For the year ended December 31, 2015, the Company recorded derivative liabilities for issuance of convertible notes payable initial fair value of $1,014,703.

The Company recorded unrealized gains of $302,596 and $930,345 for the years ended December 31, 2015 and December 31, 2014 respectively. The fair value of the derivative liability was $138,957 and $181,723 as of December 31, 2015 and 2014, respectively.

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

During the year ended December 31, 2015, the Company issued 300,000,000 warrants to a shareholder to repay accounts payable - related party with a fair value of $480,000, 21,750,000 warrants to consultants for consulting services at a fair value of $192,754 (recorded as stock-based compensation), 8,600,000 warrants to a shareholder to repay accounts payable-related party with a fair value of $1,094,260 (recorded as an adjustment to accounts payable - related party of $335,000 and loss on settlement of payables of $759,260), 300,000 warrants to shareholders for accrued interest of $15,600, 6,000,000 options to the CEO for compensation of $48,600, 1,500,000 warrants to a related-party landlord for $12,150 for payment to accounts payable related party, 1,950,000 warrants to shareholder in exchange for the cancellation of 1,950,000 shares for consideration of $1,950, all with a corresponding increase in additional paid-in capital valued using the Black-Scholes method according to the following assumptions:

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

Fees and Loans with Shareholder

During the years ended December 31, 2015 and 2014, the Company was charged $832,565 and $746,340 by an outside consultant, who is also a shareholder-creditor, for professional fees of $15,000 per month in 2015 and $15,000 per month in 2014, out-of-pocket expenses of approximately $38,000 in 2015 and $107,000 in 2014, and professional fees of approximately $614,000 in 2015 and $459,000 in 2014 related to strategic partnership negotiations and other business related services performed on the Company’s behalf.

The Company issued 498,150,000 and 18,695,000 shares of the Company’s common stock and 309,410,000 and 0 warrants to purchase shares of the Company’s common stock with a total aggregate value of $1,137,813 and $1,047,500 to settle liabilities to the consultant during the years ended December 31, 2015 and 2014, respectively. The Company had an outstanding balance payable included in accounts payable and accrued liabilities related parties as of December 31, 2015 and 2014 of $47,434 and $212,682, respectively.

During the year ended December 31, 2015, the consultant, described above, loaned the Company $455,413 through loans payable – shareholders and the Company made cash repayments to this consultant of $23,000. During the year ended December 31, 2014, this consultant loaned the Company $607,500 through loans payable – shareholders and the Company made cash repayments to this consultant of $0.

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

Date: May 2, 2016	HYBRID COATING TECHNOLOGIES INC.
(Registrant)

	By:	/s/ Joseph Kristul
Name: Joseph Kristul
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kristul		May 2, 2016
Joseph Kristul	President and Chief Executive
Officer,
(Principal executive officer
principal financial and
accounting officer)

/s/ Alex Trossman		May 2, 2016
Alex Trossman	Director