Form 10-Q
period 2016-03-31
HYBRID Coating Technologies Inc.
filed 2016-05-23
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

1,561,609,058 shares of the issuer’s common shares, par value $0.001 per share, were issued and outstanding as of May 23, 2016.

2

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as of March 31, 2016 and the related unaudited consolidated statements of operations, and cash flows for the three months ended March 31, 2016 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016 or any other subsequent period.

Hybrid Coating Technologies Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
ASSETS	2016	2015

Current assets:
Cash and cash equivalents	$1,966	$23,893
Total current assets	1,966	23,893
Equipment loan receivable	17,000	12,000
Intangible assets, net of accumulated amortization	2,854,100	1,132,753

Total assets	$2,873,066	$1,168,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank indebtedness	$2,150	$-
Accounts payable and accrued liabilities	993,008	866,103
Accounts payable and accrued liabilities - related parties	393,525	324,865
Deferred revenue	26,840	177,442
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Convertible notes net of unamortized discount of $0 and $76,975 respectively	-	60,424
Convertible debentures, current portion	1,344,584	-
Loans payable	1,206,500	1,206,500
Loans payable - shareholders	2,235,082	2,197,082
Note payable - related party	2,631,491	1,300,491
Derivative liabilities	13,416	138,957
Total current liabilities	9,061,596	6,486,864
Convertible debentures, long-term portion	-	1,344,242
Total liabilities	9,061,596	7,831,106
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A preferred stock, $0.001 par value, 800,000 shares authorized, 0 shares issued	-	-
Series B preferred stock, $0.001 par value, 4,000,000 shares authorized, 2,700,000 shares and 460,000 shares issued and outstanding respectively	2,700	460
Common stock, $0.001 par value, 1,600,000,000 shares authorized, 1,563,559,058 shares and 1,188,559,0585 shares issued and outstanding , respectively	1,563,559	1,188,559
Additional paid-in capital	25,774,784	21,502,881
Accumulated deficit	(33,529,573)	(29,354,360)
Total stockholders’ deficit	(6,188,530)	(6,662,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,873,066	$1,168,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Revenues	$150,602	$-
Cost of sales	85,413	-
Gross profit	65,189	-

Operating expenses
General and administrative	219,939	491,335
Amortization of intangible assets	280,756	265,547
Loss on settlement of payables	746,400	369,260
Total operating expenses	1,247,095	1,126,142

Loss from operations	(1,181,906)	(1,126,142)

Loss on extinguishment of debt	(2,684,000)	(355,641)
Change in fair value of derivative liability	(28,597)	(20,461)
Gain (loss) on foreign currency transactions	(3,927)	5,934
Interest expense	(276,783)	(729,078)

Net loss	$(4,175,213)	$(2,225,388)

Net loss per common share - basic and diluted	$(0.00)	$0.46

Weighted average number of common shares - basic and diluted	1,393,265,270	48,739,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,175,213)	$(2,225,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	109,832
Amortization of debt discounts	76,975	203,445
Amortization of intangible assets	280,757	265,547
Loss on settlement of payables	746,400	369,260
Loss on extinguishment of debt	2,684,000	355,641
Interest expense related to derivative liability in excess of face value of debt	-	368,051
Change in fair value of derivative liability	28,597	20,561
(Gain) loss on foreign currency transactions	3,927	(5,934)
Interest imputed from notes payable - related party	46,000	46,487
Change in operating assets and liabilities
Accounts payable and accrued liabilities	122,777	68,668
Accounts payable and accrued liabilities - related parties	72,588	235,254
Deferred revenue	(150,602)	-
Net cash used in operating activities	(263,794)	(188,676)

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of loan receivable for equipment	(5,000)	-
Net cash used in investing activities	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	2,150	(5,552)
Proceeds from convertible notes net of issuance costs	-	336,750
Proceeds from loans payable	-	25,000
Proceeds from loans payable - shareholders	757,911	530,445
Repayments from loans payable - shareholders	(208,138)	(525,035)
Repayments of convertible notes	(136,056)	(111,111)
Repayments of note payable - related party	(169,000)	(60,000)
Net cash provided by financing activities	246,867	190,497

INCREASE (DECREASE) IN CASH	(21,927)	1,821

CASH, BEGINNING OF PERIOD	23,893	-
CASH, END OF PERIOD	$1,966	$1,821

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows (continued)
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Supplemental disclosure of cash flow information	-
Cash paid during the period for:
Interest	$9,981	$28,407
Income taxes	$-	$-

Non-cash investing and financing activities:

Acquisition of intangible asset through issuance of note payable - related party	$1,500,000	$-
Acquisition of intangible asset through issuance of preferred stock	$502,104	$-
Common stock and warrants issued for settlement of accounts payable - related party	$866,100	$300,000
Warrants and stock issued for settlement of liabilities	$3,080,000	$614,260
Warrants issued for payment of interest	$-	$15,600
Reduction of derivative liabilities on redemption of debt	$154,939	$-
Cashless exercise of warrants	$-	$296
Common stock issued for debt	$-	$258,141

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

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc., included in Form 10-K filed on April 14, 2016 and Form 10-K/A filed May 2, 2016 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Going Concern

The Company remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $33,529,573, and has a working capital deficit of $9,059,630 as of March 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Concentrations of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits place with financial institutions. The Company had sales to one customer that comprised 100% of the Company’s total revenues for the three months ended March 31, 2016. The Company had no sales for the three months ended March 31, 2015. The Company believes that, in the event its primary customers are unable or unwilling to continue to purchase the Company’s goods, there are a number of alternative customers at comparable prices.

Intangible Assets – Intangible assets are comprised of intellectual property which is amortized on a straight-line basis over the assets’ respective life, for approximately 5 years. Intellectual property with a perpetual life in not amortized.

Impairment of Long - Lived Assets – Long-lived assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. The determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value.

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

As of March 31, 2016 and 2015, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended March 31,
	2016	2015
Beginning balance	$138,957	$181,723
Additions	-	704,801
Reduction on conversion of debt	(96,584)	-
Total (gains) and losses	28,597	20,561
Ending balance	$13,416	$907,085

Change in unrealized losses included in earnings relating to derivatives still held as of March 31, 2016 and 2015	$(28,597)	$(20,561)

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

Earnings Per Share – Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding over the reporting period. In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation of diluted net loss per share amounts as the effect would be anti-dilutive.

For three months ended March 31, 2016 and 2015, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Three Months Ended
	March 31,
	2016	2015
Convertible debt	370,945,000	37,789,774
Stock warrants	1,666,835,164	18,666,592
Total common shares issuable	2,037,780,200	56,456,366

Recently Issued Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Subsequent Events – The Company has evaluated all transactions occurring from March 31, 2016 through the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3 – INTANGIBLE ASSETS

On February 12, 2016, the Company signed the eleventh amendment to its Licensing Agreement with Nanotech Industries, Inc. (“NTI”), whereby the parties amended the Licensing Agreement (and subsequent amendments) to extend the exclusivity period, to December 31, 2020 (“2020 Extended Exclusivity Period”). In consideration for the 2020 Extended Exclusivity Period, the Company shall pay the following to NTI:

i)	Issue 2,240,000 shares of Series B Preferred Stock (“Series B Preferred Shares”) to be issued at the time of execution of the Eleventh Amendment Agreement (“Share Issuance Deadline”).

ii)

Issue purchase warrants to purchase 31,300,000 shares of Series B Preferred Stock (“90-Day Warrants”), to be issued 90 days following the execution of the amendment (“90-Day Deadline“). The 90-Day Warrants shall be exercisable at any time from the date of issuance at a price per share equal to the par value of the Series B Preferred Stock of $31,300 and shall expire ten years from the date of issuance.

iii)

Issue purchase warrants to purchase 126,000,000 shares of Series B Preferred (“12-Month Warrants”), to be issued 12 months following the execution of this Agreement (“12-Month Deadline”). The 12-Month Warrants shall be exercisable at any time from the date of issuance at a price per share equal to the par value of the Series B Preferred Stock and shall expire ten years from the date of issuance.

(The “90-Day Warrants” and the 12-Month Warrants” collectively referred to as the “Warrants”).

iv)

Pay the Licensor an amount equal to US $1,500,000, to be paid within twelve months of the execution of this Eleventh Amendment Agreement and recorded on the balance sheet as note payable - related party as of March 31, 2016 (“Fee Deadline”).

Should the Company not meet any of: (i) the Share Issuance Deadline; or (ii) the 90-Day Deadline; or (iii) the 12-Month Deadline; or (iv) the Fee Deadline (individually referred to as “Unmet Deadline”) and should such Unmet Deadline not be extended by the Parties, the Company shall continue to have the right to the Manufacturing and Sale for the Territory, on a non-exclusive basis for the duration of the Agreement. The Company valued the Series B Preferred Stock and Warrants at $502,104 along with a note payable of $1,500,000. Both the 90 Day Warrants and 12-Month Warrants have been issued.

Intangible assets activity is as follows for the three months ended March 31, 2016 and 2015:

	2016	2015

Net intangible asset, beginning of period	$1,132,753	$2,136,205
Purchases	2,002,104	-
Less: current amortization	(280,757)	(265,547)
Net intangible asset, end of period	$2,854,100	$1,870,658

The balance of intangible assets, net is as follows:

	March 31, 2016	December 31, 2015
Intangible assets	$6,504,584	$4,502,480
Less impairment	(631,917)	(631,917)
Less: accumulated amortization	(3,018,567)	(2,737,810)
Intangible assets, net	$2,854,100	$1,132,753

The following is a summary of the licenses acquired to date from NTI:

	License Rights Overview	Licensed Region	Term (date) of License	Original Cost	Carrying Value at March 31, 2016	Carrying Value at December 31, 2015
A	Coating Products	North America	12-Jun-10 10 years , 6 months	$500,000	$0	$0
			17-Mar-11
B	Coating Products	Russian Territory	9 years, 9 months	$150,000	$22,460	$24,800
C	Coating Products	European Continent	07-Jul-11 9 years, 5 months	$1,250,000	$92,893	$129,020
D	Spray Foam Insulation	North America, European Continent and Russian Territory	06-May-16 4 years, 7 months	$500,000	$49,025	$86,865
E	Added Applications including synthetic leather, sealants and adhesives	North America, European Continent and Russian Territory	31-Mar-17 3 years, 9 months	$2,000,000	$709,750	$833,333
F	Polyurethane Foam Packaging	North America	10-Aug 15 5 years , 4 months	$102,480	$45,967	$58,735
G	Extension	All Territories and Products	31-Dec -20 5 years	$2,002,104	$1,934,005	$0
TOTAL				$6,504,584	$2,854,100	$1,132,753

NOTE 4 – LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. The balance at March 31, 2016 and December 31, 2015 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holder with respect to the defaults.

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

There were no new loans advanced in the first three months of 2016. During the first three months of 2015, the Company received new loans of $25,000.

During the three months ended March 31, 2016 and 2015, interest expense related to these notes was $43,162 and $40,147, respectively, and the interest paid was $6,750 and $13,200, respectively.

NOTE 5 – LOANS PAYABLE – SHAREHOLDERS

During the years ended December 31, 2013, 2012 and 2011, the Company entered into various loan agreements and arrangements for loans with certain shareholders. The loans all have different maturity dates ranging from 2011 to 2015 and interest rates that range from 2% to 18%. The Company was in default on loans totalling $999,026 as of March 31, 2016. The shareholders have not called these loans.

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

The Company had an outstanding balance of $2,235,081 and $2,197,082 as of March 31, 2016 and December 31, 2015, respectively.

During the first three months of 2016, the Company received $757,911 in shareholder advances and repaid $208,138. During the first three months of 2015, the Company received $530,245 in shareholder advances and repaid $525,035. During the three months ended March 31, 2016, the Company issued a total of 375,000,000 shares of common stock to a shareholder-creditor for payment of outstanding accounts payable. The fair value of the shares was $866,100 based on the market price on the date of grant which settled accounts payable and accrued liabilities to related parties of $119,700. Accordingly, the Company recognized a loss on settlement in the amount of $746,400.

As of March 31, 2016 and 2015, the total interest expense on the loans payable to shareholders was $27,218 and $20,875, respectively, and there was no interest paid in either year. The Company had an outstanding balance of $2,235,082 and $2,197,082 as of March 31, 2016 and December 31, 2015, respectively.

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

The maturity date for the April 29, 2011 debentures was April 20, 2016. The Company has defaulted on this payment but is in negotiations with all the debenture holders to exchange their debt for new financing of which the terms have not yet been determined. No notice by the debenture holders has been sent to the Company.

Interest expense of $32,560 and $33,180 have been recorded on the convertible debentures for the quarters ended March 31, 2016 and March 31, 2015, respectively. No interest payments were made during the three months ended March 31, 2016. The balance of the debentures both at March 31, 2016 and December 31, 2015, was $1,344,584 and 1,344,242 respectively.

NOTE 7 – CONVERTIBLE NOTES

Convertible debt with a variable conversion feature consists of the following as of March 31, 2016 and December 31, 2015:

Noteholder (issue date)

	March 31, 2016	December 31, 2015
JMJ (3/4/15)	$-	$44,099
Prolific (5/8/15)	-	800
LG (7/16/15)	-	52,500
EMA Financial (10/29/15)	-	40,000
	-	137,399
Less: debt discount	-	(76,975)
Convertible debentures, net	$-	$60,424

During the three months ended March 31, 2016, the Company fully repaid the noteholders a total of $137,399 including principal and accrued interest of $48,856. The Company fully amortized the remaining discount of $76,975 with a corresponding charge to interest expense. During the three months ended March 31, 2015, the Company repaid a note holder $124,444 including interest of $13,333 and amortized the remaining $60,424 discount to interest expense. In addition, the Company issued $336,750 in convertible notes net of issuance costs of $55,108 recorded as a debt discount. The Company determined that the conversion option was a derivative, accordingly, the Company recorded a derivative liability of $703,001 of which $336,750 was recorded as debt discount, $366,251 as additional interest expense and the Company amortized the $66,469 of debt discount as interest expense and recorded accrued interest of $886.

Following is a summary of the debt discount for each of the convertible notes:

	December 31,	Debt	Debt	Discount	March 31,
Noteholder (issue date)	2015	Discount	Conversion	Amortization	2016

JMJ (3/4/15)	$43,556	$7,310	$(43,556)	$(7,310)	$-
Prolific (5/8/15)	800	8,811	(800)	(8,811)	-
LG (7/16/15)	52,500	27,739	(52,500)	(27,739)	-
EMA Financial (10/29/15)	40,000	33,115	(40,000)	(33,115)	-

	$136,856	$76,975	$(136,856)	$(76,975)	$-

NOTE 8 – SENIOR SECURED CONVERTIBLE DEBENTURES

On August 16, 2010, the Company entered into a securities purchase agreement with a third party for the subscription of senior secured convertible debentures (“SSCD”) for an amount of $400,000. The debentures had a maturity date of August 16, 2012 with a coupon of 10% and convert at the option of the holder into shares of common stock of the Company at a price of $0.75 per share. The notes are secured by all assets of the Company. The subscriber also received 533,336 Series A warrants with a maturity of 1 year and an exercise price of $1.25 and 133,360 Series B warrants with a term of 3 years and an exercise price of $1.50. These warrants have since expired. To date, the shares have not been registered. All prices and warrants issued have been adjusted for the post-acquisition of Nanotech by HCT.

The Company is in default of payment of the debentures which matured on August 16, 2012. No notices have been issued by the debenture holder.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

The balance outstanding at March 31, 2016 and December 31, 2015 was $ 200,000.

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

The Company recorded unrealized gains of $28,597 and $20,461 for the three months years ended March 31, 2016 and 2015, respectively. The fair value of the derivative liability was $13,416 and $138,957 as of March 31, 2016 and December 31, respectively.

	Derivative Values

				Fair Value
Valuation	December 31,			Increase
Date	2015	Additions	Conversions	(Decrease)	March 31, 2016
April 29, 2011 debenture	$3,363	$-	$-	$9,003	$12,366
Feb 21, 2012 debenture	-	-	-	1,050	1,050
2015 convertible notes	135,594	-	(154,138)	18,544	-
Total	$138,957	$-	$(154,138)	$28,597	$13,416

	Derivative Values

				Fair Value
Valuation	December 31,			Increase	December 31,
Date	2014	Additions	Conversions	(Decrease)	2015
April 29, 2011 debenture	$13,405	$-	$-	$(10,042)	$3,363
Feb 21, 2012 debenture	9,000	-	-	(9,000)	-
Oct 10, 2014 note	73,472	-	(109,896)	36,424	-
Nov 12, 2014 debenture	2,750	-	-	(2,750)	-
Nov 13, 2014 debenture	83,096	-	(41,094)	(42,002)	-

2015 convertible notes	-	1,014,703	(603,883)	(275,226)	135,594
Total	$181,723	$1,014,703	$(754,873)	$(302,596)	$138,957

NOTE 10 – STOCKHOLDERS’ DEFICIT

On March 2, 2016, the Board of Directors approved and recommended the approval by the stockholders, to undergo a reverse stock split of each class of shares which includes the shares of common stock (“Common stock”), the Series A preferred Stock and the Series B Preferred Stock by a ratio of 200 to 1 for each class of shares. The par value of each class of shares shall remain unchanged. The Series A Preferred Stock and Series B Preferred Stock voting rights per share shall remain unchanged. The Company expects the reverse stock split to become effective in June 2016.

During the three months ended March 31, 2016, the Company issued a total of 375,000,000 shares of common stock to a shareholder-creditor for payment of outstanding accounts payable. The fair value of the shares was $866,100 based on the market price on the date of grant which settled accounts payable and accrued liabilities to related parties of $119,700. Accordingly, the Company recognized a loss on settlement in the amount of $746,400.

As part of its extension of its licenses (see Note 3), the Company issued 2,240,000 Series A Preferred Shares and 157,300,000 Series B Preferred Share warrants with an exercise price of $0.001 and a 10-year maturity with a total fair value of $502,104.

Warrants

During the three months ended March 31, 2016, the Company issued 1,320,000,000 warrants to a shareholder to repay accounts payable-related party with a fair value of $3,080,000 (recorded as an adjustment to loans payable - shareholder of $396,000 and loss on settlement of debt of $2,684,000) with a corresponding increase in additional paid-in capital valued using the Black-Scholes method according to the following assumptions:

Expected volatility	286%-288%
Exercise price	$0.00001
Stock price	$0.0021-$0.00025
Expected life	5 years
Risk-free interest rate	1.23%-1.46%
Dividend yield	$ Nil

A summary of the activity in the Company's warrants during the three months ended March 31, 2016 is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable, at December 31, 2015	346,855,164	$0.002
Issued	1,320,000,000	$0.00001
Outstanding and exercisable, at March 31, 2016	1,666,855,164	$0.00042

The intrinsic value of warrants outstanding at March 31, 2016 was $1,770,374.

Contingent Warrant Issuance

On July 20, 2012, the Company’s board of directors approved the issuance of 300,000 stock purchase warrants exercise price of $0.001 per share and a five-year life from date of issuance to the Company’s President, Joseph Kristul, contingent upon his successful negotiation of a major sales contract. The major sales contract agreement has not yet been consummated by the Company.

NOTE 11 – RELATED PARTY TRANSACTIONS

NTI License Fees

The Company’s principal assets are licenses for product sales with NTI, an entity under common control. During the three months ended March 31, 2016, the Company extended all its licenses with NTI until December 31, 2020. The consideration given was 2,240,000 Series B preferred shares and 157,300,000 Series B preferred share warrants with a total fair value of $502,104 and a note payable of $1,500,000 due by February 12, 2017. During the year ended December 31, 2015, the Company issued 420,000 shares of Series B Preferred Stock valued at $102,480 as consideration for its licenses with NTI. The notes payable – related party was repaid through cash payments of $439,000 and the issuance of 40,000shares of Series B Preferred Stock valued at $150,000. During the year ended December 31, 2014, the Company issued $2,500,000 of notes payable – related party as consideration for its licenses with NTI. The debt was partially repaid through cash payments of $420,800 and issuances of 8,113,116 shares of common stock valued at $872,160.

During the three months ended March 31, 2016, the Company made principal payments of $169,000 on its note payable to NTI related to the 2014 acquisition of the Added Applications license rights. The note matures on March 31, 2017, does not bear interest, and no payments are required prior to maturity. As of March 31, 2016 and December 31, 2015, the balance of notes payable – related party outstanding with NTI was $2,631,491 and $1,300,491, respectively.

The Company also has an option (expiring December 31, 2020) to issue a controlling stake in the Company amounting to 52.5% to NTI for a perpetual exclusive license to manufacture and sell Nanotech Products for all North America, South America and Europe. If this option is exercised, the Company will have a similar option for the territory of Asia to issue an additional 10% ownership stake in the Company. There is an additional option, also expiring December 31, 2020, for the Company to issue an additional 15% ownership stake in exchange for exclusivity for Spray Foam Insulation products.

Fees and Loans with Shareholder

During the three months ended March 31, 2016 and 2015, the Company was charged $53,292 and $225,837, respectively, by an outside consultant, who is also a shareholder-creditor, for professional fees of $15,000 per month in 2016 and 2015, out-of-pocket expenses of $8,292 in 2016 and $20,000 in 2015, and professional fees of approximately $0 in 2016 and $150,000 in 2015 related to strategic partnership negotiations and other business related services performed on the Company’s behalf.

The Company issued 5,100,000 of the Company’s common shares with a fair value of $300,000 to settle liabilities of $102,500 and a loss on settlement of $197,500 to the consultant during the three months ended March 31, 2015. The Company had an outstanding balance payable included in accounts payable and accrued liabilities - related parties as of March 31, 2016 and December 31, 2015 of $100,726 and $91,019, respectively. Also during the three months ended March 31, 2015, the shareholder-creditor transferred $100,000 of its outstanding balance owed by the Company to a third party. The Company and the third party agreed to amend the loan agreement to allow the third party to convert the principal balance into shares of the Company’s stock. The third party converted the principal balance of $100,000 into 6,252,354 shares of the Company’s common stock. The shares had a fair value of $258,141 and the Company recorded a loss on debt extinguishment of $158,141.

During the three months ended March 31, 2016, the consultant described above loaned the Company $503,832 through loans payable - shareholders and the Company made repayments through the issuance 375,000,000 shares of common stock and 1,320,000,000 warrants to this consultant of $119,700 and $396,000 respectively. During the three months ended March 31, 2015, this consultant loaned the Company $94,000 through loans payable – shareholders and the Company made cash repayments to this consultant of $3,000 and the consultant transferred debt to a third party of $100,000 that the Company paid through the issuance of 5,100,000 shares.

Shared Administrative Costs

The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. Rent expense for the three months ended March 31, 2016 and 2015 was $11,250.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company issued 301,950,000 warrants to a shareholder to repay loans with a fair value of $301,755 (recorded as an adjustment to loans payable shareholders of $232,755 and loss on settlement of debt of $69,000) with a corresponding increase in additional paid-in capital valued using the Black-Scholes method according to the following assumptions:

Expected volatility	279% - 280%
Exercise price	$0.00001
Stock price	$0.001
Expected life	5 years
Risk-free interest rate	1.24% - 133%
Dividend yield	$ Nil

The Company and a shareholder-creditor agreed to cancel 1,950,000 shares of common stock In exchange for the stock cancellation, the shareholder-creditor agreed to receive 1,950,000 warrants respectively, with a 5-year term and an exercise price of $0.001 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Management’s Discussion and Analysis (“MD&A”) is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company’s operations and financial position. Some sections of this report contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, and the factors described under “Risk Factors” contained in the Company’s Form 10-K/A Report filed May 2, 2016. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. The Company’s actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

The following information should be read in conjunction with the unaudited financial statements for the period ended March 31, 2016 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT,” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the three months ended March 31, 2016.

Overview

Company Background

HCTs principal office is located in Daly City, California, U.S.A.

As of March 31, 2016, HCT had 3 employees.

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

HCT is currently at the commencement of the commercialization phase of its business model. HCT plans on significantly expanding its sales and client base by promoting the NTI Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships. The Company expects to have significant sales by the end of 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The Company recorded $156,602 in revenues for the three months ended March 31, 2016 and $0 for the corresponding prior year’s period as the Company started to commercialize its products.

General and administrative expenses totaled $219,939 for the three months ended March 31, 2016, as compared to $491,335 for the three months ended March 31, 2015, representing a 59% decrease from the prior corresponding period. Included in general administrative expenses for the period ended March 31 are the following:

	Three Months Ended March 31,
			%
	2016	2015	Change
Professional Fees	$157,960	$267,455	(41%	)
Payroll	11,542	11,542	0%	)
Stock-based compensation (non-cash)	-	109,832	(100%	)
Rent, supplies and general office costs	37,232	24,240	54%
Travel and trade shows	13,205	78,266	(83%	)

Total	$219,939	$491,335	(55%	)

Professional fees were $157,960 for the three months ended March 31 2016, compared to $267,455 for the three months ended March 31, 2014. Professional fees decreased due to $150,000 less in charges from a consultant used for financing, sales and marketing purposes.

Payroll was $11,542 for the three months ended March 31, 2016 and 2015. There was one employee on the payroll. The other two employees were paid through stock-based compensation and professional fees. $12,000 was paid to an employee for the three months ended March 31, 2016 and charged to professional fees. There was $0 charged to professional fees for the corresponding prior year’s period. There was no stock-based compensation paid during the three months ended March 31, 2016.

Stock-based compensation was $0 for the quarter ended March 31, 2016, compared to $109,832 for the quarter ended March 31, 2015. Stock based compensation decreased from the prior year’s period due to no compensation incurred during the current period.

Rent, supplies and general office costs were $37,232 for the three months ended March 31, 2016, which was a $12,992 increase from $24,240 for the three months ended March 31, 2015, due to higher corporate filing fees and supplies costs.

For the three months ended March 31, 2016, travel and tradeshows expenses were $13,205, decreasing by $65,061 from $78,266 for the corresponding prior year’s quarter. The Company had increased travel in connection with sales, product development and financing purposes during the three months ended March 31, 2015.

The Company expects to significantly increase operating expenses in the future including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

The Company had $280,756 of amortization expense related to its intangible assets for the three months ended March 31, 2016, compared to $265,547 for the three months ended March 31, 2015. The increase in amortization expense was a result of the Company additional value associated with extending the exclusivity period of the licenses with NTI, therefore increasing the quarterly amortized amount.

The Company recognized a loss on change in fair value of derivatives of $28,597 during the three months ended March 31, 2016, compared to a loss of $20,561 in the three months ended March 31, 2015. The intrinsic fair value of the Company’s convertible notes increased during the three months ended March 31, 2016. This increase was due to the exercise price of the embedded conversion feature decreasing as a result of the discount rate applied to the 25-day average trading price of the Company’s stock as measured at March 31, 2016 compared to the exercise price on the dates of issuance of the convertible notes. Accordingly, as of March 31, 2016 the Company recorded an increase in the derivative liabilities and a corresponding loss on change in fair value.

The Company recorded $276,783 in interest expense for the three months ended March 31, 2016, compared to $729,078 in interest expense for the three months ended March 31, 2015. The decrease in interest expense was a result of the Company converting and/or redeeming the debt holders in the latter part of 2015 and first three months of 2016.

During the three months ended March 31, 2016, the Company recorded loss on extinguishment of debt in the amount of $2,684,000 compared to $355,641 recorded in the three months ended March 31, 2015. The increase was due to the loss as a result of warrants issued to pay a loan payable shareholder for the three months ended March 31, 2016. In addition, for the three months ended March 31, 2016, the Company recorded a loss on settlement of payables in the amount of $746,400, compared to $369,260 during the three months ended March 31, 2015. Both losses occurred as a result of shares issued as payment to a shareholder-creditor for accounts payable - related parties.

Liquidity and Capital Resources

The Company had cash and equivalents of $1,966 as of March 31, 2016. For the three months ended March 31, 2016, the Company received $757,911 proceeds from shareholder loans and repaid $208,138 for shareholder loans. The Company also redeemed $136,056 and repaid $169,000 note payable - related party. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so. The Company expects it will need approximately $600,000 in additional funding to continue operations for the next 12 months.

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

Principal Cash Flows for the Three Months Ended March 31, 2016 and 2015

Operating activities for the three months ended March 31, 2016, used cash flows of $263,794 compared to $188,676 for the three months ended March 31, 2015. The Company’s net loss for the three months ended March 31, 2016 of $4,175,213 was partly offset by $2,684,000 in loss on extinguishment of debt, $746,400 of loss on settlement of payables, $280,757 of amortization of intangible asset and by non-cash interest and amortization of debt discounts of $46,000 and $76,975, respectively.

Investing activities for the three months ended March 31, 2016, used cash flows of $5,000 related to the issuance of a loan receivable for equipment.

Financing activities for the three months ended March 31, 2016, provided cash flows of $246,867 compared to $190,497 for the three months ended March 31, 2015. The increase in cash provided by financing activities was primarily as a result of proceeds from shareholder loans during the period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29,2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29,2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (8)
10.11	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated October 18, 2011 (9)
10.12	Convertible Debenture Agreement Dated February 21, 2012 (10)
10.13	Third Amendment of Licensing Agreement entered into the 12th day of July 2010 (11)
10.14	Amendment Agreements to Convertible Debenture Agreements dated April 29,2011 and February 21,2012(12)
10.15	Fourth Amendment of Licensing Agreement entered into the 12th day of July 2010 (13)
10.16	Fifth Amendment of Licensing Agreement entered into the 12th day of July 2010 (14)
10.17	Sixth Amendment of Licensing Agreement entered into the 12th day of July 2010 (15)
10.18	Seventh Amendment of Licensing Agreement entered into the 12th day of July 2010 (16)
10.19	Eight Amendment of Licensing Agreement entered into the 12th day of July 2010 (17)
10.20	Ninth Amendment of Licensing Agreement entered into the 12th day of July 2010 (18)
10.21	Form of 10% Convertible Debenture (Pursuant to Regulation D)(19)
10.22	Form of 10% Convertible Debenture (Pursuant to Regulation S)(19)
10.23	Form of Securities Purchase Agreement (Pursuant to Regulation D)(19)
10.24	Form of Securities Purchase Agreement (Pursuant to Regulation S)(19)
10.25	Tenth Amendment of Licensing Agreement entered into the 12th day of July 2010 (20)
10.26	Eleventh Amendment of Licensing Agreement entered into the 12th day of July 2010 (21)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3,2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6,2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7,2011
(9) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on October 18,2011
(10) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 21,2012
(11) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on June 28,2013
(12) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 20,2013
(13) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on December 13,2013
(14) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 31,2014
(15) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on April 9,2014
(16) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 8, 2014
(17) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 19, 2014
(18) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on September 10, 2014
(19) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 28, 2014
(20) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 14, 2015
(21) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 12, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2016	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive
Officer (Principal Executive, Financial and Accounting Officer)