Form 10-Q/A
period 2016-03-31
HYBRID Coating Technologies Inc.
filed 2016-05-24
CIK 1445235

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 23, 2016 (the “Form 10-Q”), is to is to furnish interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to amend the Consolidated Statements of Operations and Cash Flows for typos.

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

Hybrid Coating Technologies Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Revenues	$150,602	$-
Cost of sales	85,413	-
Gross profit	65,189	-

Operating expenses
General and administrative	219,939	491,335
Amortization of intangible assets	280,756	265,547
Loss on settlement of payables	746,400	369,260
Total operating expenses	1,247,095	1,126,142

Loss from operations	(1,181,906)	(1,126,142)

Loss on extinguishment of debt	(2,684,000)	(355,641)
Change in fair value of derivative liability	(28,597)	(20,561)
Gain (loss) on foreign currency transactions	(3,927)	5,934
Interest expense	(276,783)	(729,078)

Net loss	$(4,175,213)	$(2,225,488)

Net loss per common share - basic and diluted	$(0.00)	$0.46

Weighted average number of common shares - basic and diluted	1,393,265,270	48,739,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,175,213)	$(2,225,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	109,832
Amortization of debt discounts	76,975	203,445
Amortization of intangible assets	280,756	265,547
Loss on settlement of payables	746,400	369,260
Loss on extinguishment of debt	2,684,000	355,641
Interest expense related to derivative liability in excess of face value of debt	-	368,051
Change in fair value of derivative liability	28,597	20,561
(Gain) loss on foreign currency transactions	3,927	(5,934)
Interest imputed from notes payable - related party	46,000	46,487
Change in operating assets and liabilities
Accounts payable and accrued liabilities	122,778	68,668
Accounts payable and accrued liabilities - related parties	72,588	235,254
Deferred revenue	(150,602)	-
Net cash used in operating activities	(263,794)	(188,676)

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of loan receivable for equipment	(5,000)	-
Net cash used in investing activities	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	2,150	(5,552)
Proceeds from convertible notes net of issuance costs	-	336,750
Proceeds from loans payable	-	25,000
Proceeds from loans payable - shareholders	757,911	530,445
Repayments from loans payable - shareholders	(208,138)	(525,035)
Repayments of convertible notes	(136,056)	(111,111)
Repayments of note payable - related party	(169,000)	(60,000)
Net cash provided by financing activities	246,867	190,497

INCREASE (DECREASE) IN CASH	(21,927)	1,821

CASH, BEGINNING OF PERIOD	23,893	-
CASH, END OF PERIOD	$1,966	$1,821

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

Date: May 24, 2016	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive
Officer (Principal Executive, Financial and Accounting Officer)