Form 10-Q
period 2016-06-30
HYBRID Coating Technologies Inc.
filed 2016-08-22
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

11,087,212 shares of the issuer’s common shares, par value $0.001 per share, were issued and outstanding as of August 17, 2016.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as of June 30, 2016 and the related unaudited consolidated statements of operations, and cash flows for the three and six months ended June 30, 2016 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016 or any other subsequent period.

Hybrid Coating Technologies Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$36,239	$23,893
Total current assets	36,239	23,893

Equipment loan receivable	17,000	12,000
Intangible assets, net of accumulated amortization	2,751,559	1,132,753

TOTAL ASSETS	$2,804,798	$1,168,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank indebtedness	$4,081	$-
Accounts payable and accrued liabilities	1,118,535	866,103
Accounts payable and accrued liabilities - related parties	483,602	324,865
Deferred revenue	26,840	177,442
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Convertible notes net of unamortized discount of $145,678 and $76,432 respectively	29,322	60,424
Convertible debentures, current portion	1,344,566	-
Loans payable	1,206,500	1,206,500
Loans payable - shareholders	2,126,473	2,197,082
Note payable - related party	2,588,491	1,300,491
Derivative liabilities	148,879	138,957
Total current liabilities	9,292,289	6,486,864

Convertible debentures, long-term portion	-	1,344,242

Total liabilities	9,292,289	7,831,106

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Series B preferred stock, $0.001 par value, 4,000,000 shares authorized, 13,500 shares and 2,300 shares issued and outstanding respectively	14	2
Common stock, $0.001 par value, 1,600,000,000 shares authorized, 7,808,045 shares and 5,942,795 shares issued and outstanding, respectively	7,808	5,943
Additional paid-in capital	27,829,221	22,685,955
Accumulated deficit	(34,324,534)	(29,354,360)

Total stockholders’ deficit	(6,487,491)	(6,662,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,804,798	$1,168,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$17,012	$4,103	$167,614	$4,103
Cost of sales	3,391	1,850	88,804	1,850

Gross profit	13,621	2,253	78,810	2,253

Operating expenses
General and administrative	273,108	496,287	493,047	987,622
Amortization of intangible assets	102,542	265,547	383,298	531,093
Loss on settlement of payables	-	114,820	746,400	484,080

Total operating expenses	375,650	876,654	1,622,745	2,002,795

Loss from operations	(362,029)	(874,401)	(1,543,935)	(2,000,542)

Loss on extinguishment of debt	(247,500)	-	(2,931,500)	(355,641)
Change in fair value of derivative liability	16,474	497,719	(12,123)	477,158
Gain (loss) on foreign currency transactions	-	(1,442)	(3,927)	4,492
Interest expense	(201,906)	(356,811)	(478,689)	(1,085,889)

Total other income (expense)	(432,932)	139,466	(3,426,239)	(959,880)

Net loss	$(794,961)	$(734,935)	$(4,970,174)	$(2,960,422)

Basic and diluted net loss per common share	$(0.10)	$(2.21)	$(0.68)	$(10.26)

Basic and diluted weighted average number of common shares	7,807,724	332,147	7,348,748	288,447

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,970,174)	$(2,960,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	182,199
Amortization of intangible assets	383,298	531,093
Loss on settlement of payables	746,400	484,080
Loss on extinguishment of debt	2,931,500	355,641
Change in fair value of derivative liability	12,123	(477,158)
(Gain) loss on foreign currency transactions	3,927	(4,492)
Amortization of debt discounts	117,254	354,348
Interest expense related to derivative liability in excess of face value of debt	6,980	374,494
Interest imputed from notes payable - related party	92,000	92,487
Change in operating assets and liabilities
Accounts payable and accrued liabilities	248,286	770,038
Accounts payable and accrued liabilities - related parties	236,709	(153,332)
Deferred revenue	(150,602)	-
Net cash used in operating activities	(342,299)	(451,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of loan receivable for equipment	(5,000)	-
Net cash used in investing activities	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	4,081	310
Proceeds from convertible notes net of issuance costs	149,000	474,950
Proceeds from loans payable	-	229,000
Proceeds from loans payable - shareholders	991,641	982,006
Repayments from loans payable - shareholders	(437,021)	(894,870)
Repayments of convertible notes	(136,056)	(189,872)
Repayments of note payable - related party	(212,000)	(151,000)
Proceeds from exercise of warrants	-	500
Net cash provided by financing activities	359,645	451,024

INCREASE IN CASH	12,346	-

CASH, BEGINNING OF PERIOD	23,893	-
CASH, ENDING OF PERIOD	$36,239	$-

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$18,603	$44,733
Income taxes	$-	$-

Non-cash investing and financing transactions:

Acquisition of intangible asset through issuance of note payable	$1,500,000	$-
Acquisition of intangible asset through issuance of preferred stock	$502,104	$-
Common stock issued for settlement of accounts payable - related party	$1,001,100	$458,220
Warrants and stock issued for settlement of liabilities	$3,380,000	$626,410
Warrants issued for payment of interest	$-	$15,600
Warrants issued for convertible debt inducement	$15,000	$-
Reduction of derivative liabilities on redemption of debt	$154,939	$-
Derivative debt discount	$152,738	$820,064
Cashless exercise of warrants	$-	$410
Common stock issued for debt	$-	$525,394
Warrants issued for cancellation of shares	$151,950	$1,950

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

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc., included in Form 10-K filed on April 14, 2016 and Form 10-K/A filed May 2, 2016 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Going Concern

The Company remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $34,324,534, and has a working capital deficit of $9,256,050 as of June 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Concentrations of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits place with financial institutions. The Company had sales to one customer that comprised 100% of the Company’s total revenues for the six months ended June 30, 2016 and 2015. The Company believes that, in the event its primary customers are unable or unwilling to continue to purchase the Company’s goods, there are a number of alternative customers at comparable prices.

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

As of June 30, 2016 and 2015, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Six Months Ended June 30,
	2016	2015
Beginning balance	$138,957	$181,723
Additions	152,738	820,064
Reduction on conversion of debt	(154,939)	(163,115)
Total (gains) and losses	12,123	(477,158)
Ending balance	$148,879	$361,514

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of June 30, 2016 and 2015	$(12,123)	$477,158

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

For six months ended June 30, 2016 and 2015, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Six Months Ended
	June 30,	June 30,
	2016	2015
Convertible debt	1,873,810	423,274
Stock warrants	10,668,926	135,733
Total common shares issuable	12,542,736	559,007

Recently Issued Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Subsequent Events – The Company has evaluated all transactions occurring from June 30, 2016 through the date of issuance of the consolidated financial statements for disclosure consideration.

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

Should the Company not meet any of: (i) the Share Issuance Deadline; or (ii) the 90-Day Deadline; or (iii) the 12-Month Deadline; or (iv) the Fee Deadline (individually referred to as “Unmet Deadline”) and should such Unmet Deadline not be extended by the Parties, the Company shall continue to have the right to the Manufacturing and Sale for the Territory, on a non-exclusive basis for the duration of the Agreement. The Company valued the Series B Preferred Stock and Warrants at $502,104 along with a note payable of $1,500,000. Both the 90-Day Warrants and 12-Month Warrants have been issued.

Intangible assets activity is as follows for the six months ended June 30, 2016 and 2015:

	2016	2015

Net intangible assets, beginning of period	$1,132,753	$2,136,205
Purchases	2,002,104	-
Less: current amortization	(383,298)	(531,093)
Net intangible assets, end of period	$2,751,559	$1,605,112

The balance of intangible assets, net is as follows:

	June 30, 2016	December 31, 2015
Intangible assets	$6,504,584	$4,502,480
Less impairment and transfer	(781,917)	(781,917)
Less: accumulated amortization	(2,971,108)	(2,587,810)
Intangible assets, net	$2,751,559	$1,132,753

During the three months ended June 30, 2016 and 2015, the Company recognized amortization expense of its intangible assets of $102,542 and $265,547, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized amortization expense of its intangible assets of $383,298 and $531,093, respectively.

The following is a summary of the licenses acquired to date from NTI:

	License Rights Overview	Licensed Region	License Issuance Date and Term	Original Cost	Carrying Value at June 30, 2016	Carrying Value at December 31, 2015
A	Coating Products	North America	June 12, 2010 10 years , 6 months	$500,000	$0	$0
B	Coating Products	Russian Territory	March 17, 2011 9 years, 9 months	$150,000	$22,281	$24,800
C	Coating Products	European Continent	July 7, 2011 9 years, 5 months	$1,250,000	$103,841	$129,020
D	Spray Foam Insulation	North America, European Continent and Russian Territory	May 6, 2016 4 years, 7 months	$500,000	$53,571	$86,865
E	Added Applications including synthetic leather, sealants and adhesives	North America, European Continent and Russian Territory	March 31, 2017 3 years, 9 months	$2,000,000	$697,669	$833,333
F	Polyurethane Foam Packaging	North America	August 10, 2015 5 years , 4 months	$102,480	$42,340	$58,735
G	Extension	All Territories and Products	Extended through December 31, 2020	$2,002,104	$1,831,857	$0
TOTAL				$6,504,584	$2,751,559	$1,132,753

NOTE 4 – LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. The balance at June 30, 2016 and December 31, 2015 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holder with respect to the defaults.

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

There were no new loans advanced in the first six months of 2016. During the first six months of 2015 lenders advanced $229,000 in non-interest bearing demand loans.

During the three months ended June 30, 2016 and 2015, interest expense related to these notes was $43,162 and $40,858, respectively. During the six months ended June 30, 2016 and 2015, interest expense related to these notes was $86,325 and $85,317, respectively, and the interest paid was $13,500 and $21,450, respectively.

NOTE 5 – LOANS PAYABLE – SHAREHOLDERS

During the years ended December 31, 2013, 2012 and 2011, the Company entered into various loan agreements and arrangements for loans with certain shareholders. The loans all have different maturity dates ranging from 2011 to 2015 and interest rates that range from 2% to 18%. The Company was in default on loans totalling $999,026 as of June 30, 2016. The shareholders have not called these loans.

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

The Company had an outstanding balance of $2,126,473 and $2,197,082 in loans payable to shareholders as of June 30, 2016 and December 31, 2015, respectively.

During the first six months of 2016, the Company received $991,641 in shareholder advances and repaid $437,021. During the first six months of 2015, the Company received $982,006 in shareholder advances and repaid $894,870. During the six months ended June 30, 2016, the Company issued a total of 1,875,000 shares of common stock and 8,100,000 warrants to a shareholder-creditor for payment of outstanding accounts payable. The fair value of the shares was $866,100 based on the market price on the date of grant which settled accounts payable and accrued liabilities to related parties of $119,700. Accordingly, the Company recognized a loss on settlement in the amount of $746,400. The fair value of the warrants was $3,380,000 based on the Black-Scholes method described in Note 10 which settled accounts payable and accrued liabilities to related parties of $531,000. Accordingly, the Company recognized a loss on settlement in the amount of $2,849,000.

During the three months ended June 30, 2016 and 2015, interest expense related to these loans was $27,219 and $17,287, respectively. During the six months ended June 30, 2016 and 2015, the total interest expense on the loans payable to shareholders was $54,437 and $33,950, respectively, and the total interest paid was $1,872 and $2,810, respectively. The Company had an outstanding balance of $2,126,473 and $2,197,082 as of June 30, 2016 and December 31, 2015, respectively.

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

On November 20, 2013, the Company entered in an amendment agreement modifying its terms with both the April 29 and February 21 debenture holders as follows:

1) The maturity date of the Debentures, was extended by a period of 24 (twenty-four) months, to April 29, 2016 and February 21, 2017, respectively; and

2) Each Unit into which the Debentures are convertible shall be comprised of 2 stock purchase warrants at an exercise price per share equal to the conversion price. The warrants shall expire 36 (thirty-six months) from the date of issuance.

The maturity date for the April 29, 2011 debentures was April 29, 2016. The Company has defaulted on this payment but is in negotiations with all the debenture holders to exchange their debt for new financing of which the terms have not yet been determined. No notice by the debenture holders has been sent to the Company.

During the three months ended June 30, 2016 and 2015, interest expense related to these convertible debentures was $33,284 and $32,922, respectively. Interest expense of $64,844 and $66,722 have been recorded on the convertible debentures for the six months ended June 30, 2016 and June 30, 2015, respectively. No interest payments were made during the six months ended June 30, 2016. The balance of the debentures both at June 30, 2016 and December 31, 2015, was $1,344,566 and $1,344,242, respectively.

NOTE 7 – CONVERTIBLE NOTES

Convertible debt with a variable conversion feature consists of the following as of June 30, 2016 and December 31, 2015:

Noteholder (issuance date)	June 30, 2016	December 31, 2015
JMJ (3/4/15)	$-	$44,099
Prolific (5/8/15)	-	800
LG (7/16/15)	-	52,500
EMA Financial (10/29/15)	-	40,000
Harbour Gates (5/9/16)	110,000	-
EMA Financial (5/15/16)	40,000	-
Forest Capital (6/17/16)	25,000	-
Total convertible debentures	175,000	137,399
Less: debt discount	(145,678)	(76,975)
Convertible debentures, net	$29,322	$60,424

During the six months ended June 30, 2016, the Company fully repaid the noteholders a total of $136,056 including principal and accrued interest of $48,856. The Company fully amortized the remaining discount of $76,975 with a corresponding charge to interest expense. In addition, the Company issued $175,000 in convertible notes net of issuance costs of $26,000 recorded as a debt discount. The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $151,937 of which $144,957 was recorded as debt discount, $6,980 as additional interest expense and the Company amortized the $10,476 of debt discount as interest expense and recorded accrued interest of $1,818.

During the six months ended June 30, 2015, the Company repaid a note holder $189,872 including interest of $13,333 and amortized the remaining $60,424 discount to interest expense. In addition, the Company issued $336,750 in convertible notes net of issuance costs of $55,108 recorded as a debt discount. The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $703,001 of which $336,750 was recorded as debt discount, $366,251 as additional interest expense and the Company amortized the $66,469 of debt discount as interest expense and recorded accrued interest of $886.

During the three months ended June 30, 2016 and 2015, the Company recognized total debt discount amortization of $40,279 and $150,903, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized total debt discount amortization of $117,254 and $354,348, respectively.

Following is a summary of the debt discount for each of the convertible notes:

Noteholder	December 31,		Debt Discount	Debt	June 30,
(issuance date)	2015	Additions	Net of Amortization	Conversions	2016

JMJ (3/4/15)	$43,556	$-	$-	$(43,556)	$-
Prolific (5/8/15)	800	-	-	(800)	-
LG (7/16/15)	52,500	-	-	(52,500)	-
EMA Financial (10/29/15)	40,000	-	-	(40,000)	-
Harbour Gates (5/9/16)	-	110,000	(83,624)	-	26,376
EMA Financial (5/15/16)	-	40,000	(38,033)	-	1,967
Forest Capital (6/17/16)	-	25,000	(24,021)	-	979
	$136,856	$175,000	$(145,678)	$(136,856)	$29,322

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

The balance outstanding at June 30, 2016 and December 31, 2015 was $200,000.

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability. As of June 30, 2016 and December 31, 2015, the Company recorded derivative liabilities for issuance of convertible notes payable initial fair value of $152,738 and $1,014,703, respectively.

The Company recorded unrealized (losses) and gains of $(12,123) and $477,158 for the six months ended June 30, 2016 and 2015, respectively. The Company recorded unrealized gains of $16,474 and $497,719 for the three months ended June 30, 2016 and 2015, respectively. The fair value of the derivative liability was $148,879 and $138,957 as of June 30, 2016 and December 31, respectively.

	Derivative Values

				Fair Value
Valuation	December 31,			Increase
Date	2015	Additions	Conversions	(Decrease)	June 30, 2016
April 29, 2011 debenture	$3,363	$-	$-	$(1,047)	$2,316
Feb 21, 2012 debenture	-	-	-	25	25
2015 convertible notes	135,594	-	(154,939)	19,345	-
2016 convertible notes	-	152,738	-	(6,200)	146,538
Total	$138,957	$152,738	$(154,939)	$12,123	$148,879

	Derivative Values

				Fair Value
Valuation	December 31,			Increase	December 31,
Date	2014	Additions	Conversions	(Decrease)	2015
April 29, 2011 debenture	$13,405	$-	$-	$(10,042)	$3,363
Feb 21, 2012 debenture	9,000	-	-	(9,000)	-
Oct 10, 2014 note	73,472	-	(109,896)	36,424	-
Nov 12, 2014 debenture	2,750	-	-	(2,750)	-
Nov 13, 2014 debenture	83,096	-	(41,094)	(42,002)	-
2015 convertible notes	-	1,014,703	(603,883)	(275,226)	135,594
Total	$181,723	$1,014,703	$(754,873)	$(302,596)	$138,957

NOTE 10 – STOCKHOLDERS’ DEFICIT

On March 2, 2016, the Board of Directors approved and recommended the approval by the stockholders, to undergo a reverse stock split of each class of shares which includes the shares of common stock (“Common stock”), the Series A preferred Stock and the Series B Preferred Stock by a ratio of 200 to 1 for each class of shares. The par value of each class of shares shall remain unchanged. The Series A Preferred Stock and Series B Preferred Stock voting rights per share shall remain unchanged. The reverse stock split became effective on July 15, 2016.

During the six months ended June 30, 2016, the Company issued a total of 2,625,000 shares (525,000,000 before reverse stock split) of common stock to a shareholder-creditor for payment of outstanding accounts payable. The fair value of the shares was $1,001,100 based on the market price on the date of grant which settled accounts payable and accrued liabilities to related parties of $172,200.

Accordingly, the Company recognized a loss on settlement in the amount of $828,900. The Company cancelled 9,750 (1,950,000 shares before reverse split) common shares issued in 2014 and 750,000 (150,000,000 shares before reverse stock split) shares issued in 2015 in exchange for 759,750 (151,950,000 shares before reverse stock split) warrants with a 5-year term and an exercise price of $0.001 valued on the original grant date, of which $151,950 was reclassified from common stock to additional paid-in capital in 2016.

As part of its extension of its licenses (see Note 3), the Company issued 11,200 (2,240,000 shares before reverse stock split) Series A Preferred Shares and 786,500 (157,300,000 shares before reverse stock split) Series B Preferred Share warrants with an exercise price of $0.001 and a 10-year maturity with a total fair value of $502,104.

Warrants

During the six months ended June 30 , 2016, the Company issued 8,100,000 (1,620,000,000 warrants before reverse stock split) warrants to a shareholder to repay accounts payable-related party with a fair value of $3,380,000 (recorded as an adjustment to loans payable - shareholder of $531,000 and loss on settlement of debt of $2,849,000); 75,000 warrants issued to a convertible note holder as part of the derivative liability for a fair value of $151,755; 759,750 (151,950,000 warrants before reverse stock split) warrants to shareholder in exchange for the cancellation of 759,750 (151,950,000 warrants before reverse stock split) shares for consideration of $151,950, all with a corresponding increase in additional paid-in capital valued using the Black-Scholes option pricing model according to the following assumptions:

Expected volatility		176.4%-287.9%
Exercise price		$0.002
Stock price		$0.42-$0.2
Expected life		5 years
Risk-free interest rate		1.23%-1.46%
Dividend yield	$	Nil

A summary of the activity in the Company's warrants during the six months ended June 30, 2016 is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable, at December 31, 2015	1,734,176	$0.36
Issued	8,934,750	$0.01
Outstanding and exercisable, at June 30, 2016	10,668,926	$0.07

The intrinsic value of warrants outstanding at June 30, 2016 was $1,576,050.

Contingent Warrant Issuance

On July 20, 2012, the Company’s board of directors approved the issuance of 1,500 (300,000 warrants before reverse stock split) warrants with an exercise price of $0.001 per share and a five-year life from date of issuance to the Company’s President, Joseph Kristul, contingent upon his successful negotiation of a major sales contract. The major sales contract agreement has not yet been consummated by the Company.

NOTE 11 – RELATED PARTY TRANSACTIONS

NTI License Fees

The Company’s principal assets are licenses for product sales with NTI, an entity under common control. During the six months ended June 30, 2016, the Company extended all its licenses with NTI until December 31, 2020. The consideration given was 11,200 (2,240,000 before reverse stock split) Series B preferred shares and 786,500 (157,300,000 before reverse stock split) Series B preferred share warrants with a total fair value of $502,104 and a note payable of $1,500,000 due by February 12, 2017. During the year ended December 31, 2015, the Company issued 2,100 (420,000 shares before reverse stock split) of Series B Preferred Stock valued at $102,480 as consideration for its licenses with NTI. The notes payable – related party was repaid through cash payments of $439,000 and the issuance of 200 (40,000 shares before reverse stock split) shares of Series B Preferred Stock valued at $150,000. During the year ended December 31, 2014, the Company issued $2,500,000 of notes payable - related party as consideration for its licenses with NTI. The debt was partially repaid through cash payments of $420,800 and issuances of 40,565 (8,113,116 shares before reverse stock split) shares of common stock valued at $872,160.

During the six months ended June 30, 2016, the Company made principal payments of $212,000 on its note payable to NTI related to the 2014 acquisition of the Added Applications license rights. The note matures on March 31, 2017, does not bear interest, and no payments are required prior to maturity. As of June 30, 2016 and December 31, 2015, the balance of notes payable - related party outstanding with NTI was $2,588,491 and $1,300,491, respectively.

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

Fees and Loans with Shareholder

During the six months ended June 30, 2016 and 2015, the Company was charged $118,082 and $424,837, respectively, by an outside consultant, who is also a shareholder-creditor, for professional fees of $15,000 per month in 2016 and 2015, out-of-pocket expenses of $28,082 in 2016 and $34,000 in 2015, and professional fees of approximately $0 in 2016 and $300,000 in 2015 related to strategic partnership negotiations and other business related services performed on the Company’s behalf.

The Company issued 17,200,000 of the Company’s common shares to the shareholder-creditor with a fair value of $417,361 to settle liabilities for consulting services of $144,400 and a loss on settlement of $272,961 to the consultant during the six months ended June 30, 2015. The Company had an outstanding balance payable included in accounts payable and accrued liabilities - related parties as of June 30, 2016 and December 31, 2015 of $165,456 and $91,019, respectively. Also during the six months ended June 30, 2015, the shareholder-creditor transferred $100,000 of its outstanding balance owed by the Company to a third party. The Company and the third party agreed to amend the loan agreement to allow the third party to convert the principal balance into shares of the Company’s stock. The third party converted the principal balance of $100,000 into 31,261 (6,252,354 shares before reverse stock split) of the Company’s common stock. The shares had a fair value of $258,141 and the Company recorded a loss on debt extinguishment of $158,141.

During the six months ended June 30, 2016, the shareholder-creditor loaned the Company $503,832 through loans payable - shareholders and the Company made a cash repayment of $15,000 and repayments through the issuance 2,625,000 shares (525,000,000 shares before reverse stock split) of common stock and 8,100,000 (1,620,000,000 warrants before reverse stock split) warrants to this consultant of $172,200 and $531,000 respectively. During the six months ended June 30, 2015, this shareholder-creditor loaned the Company $172,751 through loans payable - shareholders and the Company made cash repayments to this consultant of $3,000 .

Shared Administrative Costs

The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. Rent expense for the six months ended June 30, 2016 and 2015 was $22,500.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company issued the following:

- 2,010,000 shares of the Company’s common stock with a fair value of $162,200 to a shareholder to repay $41,738 of outstanding loans and recognized a loss on settlement of debt of $120,462;

- a convertible note holder redeemed $25,047 of outstanding convertible debt for 768,953 shares of the Company’s common stock; and

- 500,000 shares at a fair value of $59,000 to a consultant for services.

In July 2016, the Company entered into several convertible note agreements with a third parties with a total principal balance of $414,000, annual interest rates ranging from 6% to 8%, conversion rates per share equal to 60% of the lowest trading price of the Company’s common stock for the twenty prior trading days, and mature in July 2017.

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

The following information should be read in conjunction with the unaudited financial statements for the period ended June 30, 2016 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT,” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the six months ended June 30, 2016.

Overview

Company Background

HCTs principal office is located in Daly City, California, U.S.A.

As of June 30, 2016, HCT had 3 employees.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2016 and 2015

The Company recorded $167,614 in revenues for the six months ended June 30, 2016 and $4,103 for the corresponding prior year’s period as the Company started to commercialize its products.

General and administrative expenses totaled $493,047 for the six months ended June 30, 2016, as compared to $987,622 for the six months ended June 30, 2015, representing a 50% decrease from the prior corresponding period. Included in general administrative expenses for the period ended June 31 are the following:

	Six Months Ended June 30,		%
	2016	2015	Change
Professional Fees	$321,682	$577,161	(44%	)
Payroll	22,609	22,902	(1%	)
Stock-based compensation (non-cash)	-	176,832	(100%	)
Rent, supplies and general office costs	73,221	51,737	42%
Travel and trade shows	75,535	158,990	(52%	)

Total	$493,047	$987,622	(50%	)

Professional fees were $321,682 for the six months ended June 30, 2016, compared to $577,161 for the six months ended June 30, 2015. Professional fees decreased due to approximately $255,000 less in charges from a consultant used for financing, sales and marketing purposes.

Payroll was $22,609 and $22,902 for the six months ended June 30, 2016 and 2015, respectively. There was one employee on the payroll. The other two employees were paid through stock-based compensation and professional fees. $20,500 was paid to an employee for the six months ended June 30, 2016 and charged to professional fees. There was $0 charged to professional fees for the corresponding prior year’s period.

Stock-based compensation was $0 for the six months ended June 30, 2016, compared to $176,832 for the six months ended June 30, 2015. Stock-based compensation decreased from the prior year’s period due to no compensation incurred during the current period.

Rent, supplies and general office costs were $73,221 for the six months ended June 30, 2016, which was a $21,484 increase from $51,737 for the six months ended June 30, 2015, due to higher corporate filing fees and supplies costs.

For the six months ended June 30, 2016, travel and tradeshows expenses were $75,535, decreasing by $83,455 from $158,990 for the corresponding prior year’s quarter. The Company had decreased travel in connection with sales, product development and financing purposes during the six months ended June 30, 2016, due to less activity as compared to the prior period.

The Company expects to significantly increase operating expenses in the future including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

The Company had $383,298 of amortization expense related to its intangible assets for the six months ended June 30, 2016, compared to $531,093 for the six months ended June 30, 2015. The decrease in amortization expense was a result of the five-year extension of the exclusivity period of the Company’s licenses with NTI completed in the first quarter of 2016, therefore decreasing the amount amortized during the current period.

The Company recognized a loss on change in fair value of derivatives of $12,123 during the six months ended June 30, 2016, compared to a gain of $477,158 in the six months ended June 30, 2015. The intrinsic fair value of the Company’s convertible notes increased during the six months ended June 30, 2016. This decrease was due to the exercise price of the embedded conversion feature decreasing as a result of the discount rate applied to the 25-day average trading price of the Company’s stock as measured at June 30, 2016 compared to the exercise price on the dates of issuance of the convertible notes. Accordingly, as of June 30, 2016, the Company recorded an increase in the derivative liabilities and a corresponding loss on change in fair value.

The Company recorded $478,689 in interest expense for the six months ended June 30, 2016, compared to $1,085,889 in interest expense for the six months ended June 30, 2015. The decrease in interest expense was a result of the Company converting and redemption by the debt holders in the latter part of 2015 and first six months of 2016.

During the six months ended June 30, 2016, the Company recorded a loss on extinguishment of debt in the amount of $2,931,500 compared to $355,641 recorded in the six months ended June 30, 2015. The increase was as a result of warrants issued to pay a loan payable shareholder for the six months ended June 30, 2016. In addition, for the six months ended June 30, 2016, the Company recorded a loss on settlement of payables in the amount of $746,400, compared to $484,080 during the six months ended June 30, 2015. Both losses occurred as a result of shares issued as payment to a shareholder-creditor for accounts payable - related parties.

Comparison of the Three Months Ended June 30, 2016 with the Three Months Ended June 30, 2015

The Company recorded $17,012 in revenues for the three months ended June 30, 2016 and $4,103 for the corresponding prior year’s period as the Company started to commercialize its products.

General and administrative expenses totalled $273,108 for the three months ended June 30, 2016, as compared to $496,287 for the three months ended June 30, 2015, representing a 45% decrease from the prior corresponding period. Included in general administrative expenses for the three months ended June 30 are the following:

	Three Months Ended June 30,		%
	2016	2015	Change

Professional Fees	$163,725	$309,706	(47%	)
Payroll	11,066	11,360	(3%	)
Stock-based compensation (non-cash)	-	67,000	(100%	)
Rent, supplies and general office costs	35,987	27,497	31%
Travel and trade shows	62,330	80,724	(23%	)

Total	$273,108	$496,287	(45%	)

Professional fees were $163,725 for the three months ended June 30, 2016, a 47% decrease compared to $309,706 for the three months ended June 30, 2015 as a result of approximately $146,000 less in charges from a consultant used for financing, sales and marketing purposes.

Payroll was $11,066 and $11,360 for the three months ended June 30, 2016 and 2015, respectively. There was one employee charged to this account in both 2016 to 2015.

Stock-based compensation was $0 for the three months ended June 30, 2016 compared to $67,000 for the three months ended June 30, 2015. Stock-based compensation decreased by 100% due to additional warrants issued to consultants and employees for services in 2015.

Rent, supplies and general office costs were $35,987 for the three months ended June 30, 2016, an increase of 31% from the $27,497 for the corresponding prior year’s period due to higher office and corporate filing expenses in 2016.

For the three months ended June 30, 2016, travel and tradeshows were $62,330 decreasing from $80,724 for the corresponding prior year’s period. There was a strong effort to promote the product and raise financing in 2015.

The Company had $102,542 of amortization expense related to its intangible assets for the three months ended June 30, 2016, compared to $265,547 for the three months ended June 30, 2015. The decrease in amortization expense was a result of the five-year extension of the exclusivity period of the Company’s licenses with NTI completed in the first quarter of 2016, therefore decreasing the amount amortized during the current period.

The Company recognized a gain on change in fair value of derivatives of $16,474 during the three months ended June 30, 2016, compared to a gain of $497,719 in the six months ended June 30, 2015. The intrinsic fair value of the Company’s convertible notes increased during the three months ended June 30, 2016. This decrease was due to the exercise price of the embedded conversion feature decreasing as a result of the discount rate applied to the 25-day average trading price of the Company’s stock as measured at June 30, 2016 compared to the exercise price on the dates of issuance of the convertible notes.

The Company recorded $201,906 in interest expense for the three months ended June 30, 2016, compared to $356,811 in interest expense for the three months ended June 30, 2015. The decrease in interest expense was a result of the Company converting and redemption by the debt holders in the latter part of 2015 and first six months of 2016.

During the three months ended June 30, 2016, the Company recorded a loss on extinguishment of debt in the amount of $247,500 compared to $0 recorded in the six months ended June 30, 2015. The increase was as a result of warrants issued to pay a loan payable shareholder for the three months ended June 30, 2016. In addition, for the three months ended June 30, 2016, the Company recorded a loss on settlement of payables in the amount of $0, compared to $114,820 during the three months ended June 30, 2015. The 2015 loss occurred as a result of shares issued as payment to a shareholder-creditor for accounts payable - related parties.

Liquidity and Capital Resources

The Company had cash and equivalents of $36,239 as of June 30, 2016. For the six months ended June 30, 2016, the Company received $991,641 proceeds from shareholder loans and repaid $437,021 for shareholder loans. The Company also received $149,000 proceeds and redeemed $136,056 in convertible notes and repaid $212,000 note payable - related party. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so. The Company expects it will need approximately $600,000 in additional funding to continue operations for the next 12 months.

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

Principal Cash Flows for the Six Months Ended June 30, 2016 and 2015

Operating activities for the six months ended June 30, 2016, used cash flows of $342,299 compared to $451,024 for the six months ended June 30, 2015. The Company used less cash during the six months ended June 30, 2016 due to lower cash-based operating expenses incurred than the prior year’s period. The Company’s net loss for the six months ended June 30, 2016 of $4,970,174 was partly offset by $2,931,500 in loss on extinguishment of debt, $746,400 of loss on settlement of payables, $383,298 of amortization of intangible asset and by non-cash interest and amortization of debt discounts of $92,000 and $117,254, respectively.

Investing activities for the six months ended June 30, 2016, used cash flows of $5,000 related to the issuance of a loan receivable for equipment.

Financing activities for the six months ended June 30, 2016, provided cash flows of $359,645 compared to $451,024 for the six months ended June 30, 2015. The decrease in cash provided by financing activities was primarily as a result of higher proceeds from convertible notes in 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29, 2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29, 2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29, 2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29, 2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29, 2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29, 2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (8)
10.11	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated October 18, 2011 (9)
10.12	Convertible Debenture Agreement Dated February 21, 2012 (10)
10.13	Third Amendment of Licensing Agreement entered into the 12th day of July 2010 (11)
10.14	Amendment Agreements to Convertible Debenture Agreements dated April 29,2011 and February 21, 2012 (12)
10.15	Fourth Amendment of Licensing Agreement entered into the 12th day of July 2010 (13)
10.16	Fifth Amendment of Licensing Agreement entered into the 12th day of July 2010 (14)
10.17	Sixth Amendment of Licensing Agreement entered into the 12th day of July 2010 (15)
10.18	Seventh Amendment of Licensing Agreement entered into the 12th day of July 2010 (16)
10.19	Eight Amendment of Licensing Agreement entered into the 12th day of July 2010 (17)
10.20	Ninth Amendment of Licensing Agreement entered into the 12th day of July 2010 (18)
10.21	Form of 10% Convertible Debenture (Pursuant to Regulation D) (19)
10.22	Form of 10% Convertible Debenture (Pursuant to Regulation S) (19)
10.23	Form of Securities Purchase Agreement (Pursuant to Regulation D) (19)
10.24	Form of Securities Purchase Agreement (Pursuant to Regulation S) (19)
10.25	Tenth Amendment of Licensing Agreement entered into the 12th day of July 2010 (20)
10.26	Eleventh Amendment of Licensing Agreement entered into the 12th day of July 2010 (21)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009
(3) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010
(4) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010

(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14, 2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3, 2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6, 2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7, 2011
(9) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on October 18, 2011
(10) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 21, 2012
(11) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on June 28, 2013
(12) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 20, 2013
(13) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on December 13, 2013
(14) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 31, 2014
(15) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on April 9, 2014
(16) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 8, 2014
(17) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 19, 2014
(18) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on September 10, 2014
(19) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 28, 2014
(20) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 14, 2015
(21) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 12, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2016	Hybrid Coating Technologies Inc.

	BY:	/s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)