Form 10-Q/A
period 2016-06-30
HYBRID Coating Technologies Inc.
filed 2016-08-23
CIK 1445235

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to HYBRID Coating Technologies Inc.’s Form 10-Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on August 22, 2016 (the “Form 10-Q”), is to is to furnish interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Date: August 23, 2016	Hybrid Coating Technologies Inc.

	BY:	/s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)