Form 10-Q
period 2016-09-30
HYBRID Coating Technologies Inc.
filed 2016-11-21
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

499,046,915 shares of the issuer’s common shares, par value $0.001 per share, were issued and outstanding as of November 18, 2016.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Hybrid Coating Technologies Inc. as of September 30, 2016 and the related unaudited consolidated statements of operations, and cash flows for the three and nine months ended September 30, 2016 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016 or any other subsequent period.

Hybrid Coating Technologies Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
ASSETS	2016	2015

Current assets
Cash and cash equivalents	$30,100	$23,893
Total current assets	30,100	23,893
Equipment loan receivable	17,000	12,000
Intangible assets, net of accumulated amortization	2,593,119	1,132,753

TOTAL ASSETS	$2,640,219	$1,168,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,124,317	$866,103
Accounts payable and accrued liabilities - related parties	679,697	324,865
Deferred revenue	26,840	177,442
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Convertible notes, net of unamortized discount of $450,705 and $76,975, respectively	124,601	60,424
Convertible debentures, current portion	1,344,566	-
Loans payable	1,206,500	1,206,500
Loans payable - shareholders	2,553,626	2,197,082
Note payable - related party	2,320,491	1,300,491
Derivative liabilities	533,733	138,957
Total current liabilities	10,129,371	6,486,864
Convertible debentures, long-term portion	-	1,344,242
Total liabilities	10,129,371	7,831,106
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Series B preferred stock, $0.001 par value, 4,000,000 shares authorized, 13,500 shares and 2,300 shares issued and outstanding, respectively	14	2
Common stock, $0.001 par value, 1,600,000,000 shares authorized, 42,884,707 shares and 5,492,795 shares issued and outstanding , respectively	42,885	5,943
Additional paid in capital	24,864,026	22,685,955

Accumulated deficit	(32,396,077)	(29,354,360)
Total stockholders’ deficit	(7,489,152)	(6,662,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,640,219	$1,168,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	30, 2015

Revenues	$-	$1,712	$167,614	$5,815

Cost of sales	11,196	260	100,000	2,110

Gross profit	(11,196)	1,452	67,614	3,705

Operating expenses
General and administrative	347,993	283,099	841,040	1,270,721

Amortization of intangible asset	158,440	265,611	541,738	796,704

(Gain) loss on settlement of payables	(390,000)	297,838	(390,000)	781,918

Total operating (income) expenses	116,433	846,548	992,778	2,849,343

Income (loss) from operations	(127,629)	(845,096)	(925,164)	(2,845,638)

Gain (loss) on extinguishment of debt	2,546,397	-	(1,131,503)	(355,641)

Change in fair value of derivative liability	117,368	(161,693)	105,245	315,465

Gain (loss) on foreign currency transactions	790	4,994	(3,137)	9,486

Interest expense	(608,469)	(316,013)	(1,087,158)	(1,401,902)

Total other income (expenses)	2,056,086	(472,712)	(2,116,553)	(1,432,592)

Net income (loss)	$1,928,457	$(1,317,808)	$(3,041,717)	$(4,278,230)

Basic net income (loss) per common share	$0.22	$(0.99)	$(0.33)	$(6.68)
Diluted net income (loss) per common share	$0.16	$(0.99)	$(0.33)	$(6.68)

Weighted average number of common shares outstanding:
Basic	8,913,614	1,326,724	9,161,531	640,689
Diluted	11,779,622	1,326,724	9,161,531	640,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,041,717)	$(4,278,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	59,000	211,374
Amortization of intangible asset	541,738	796,704
(Gain) loss on settlement of payables	(390,000)	781,918
Loss on extinguishment of debt	1,131,503	355,641
Change in fair value of derivative liability	(105,245)	(315,465)
(Gain) loss on foreign currency transactions	3,137	(9,486)
Amortization of debt discounts	466,791	420,901
Interest expense related to derivative liability in excess of face value of debt	126,770	374,494
Interest imputed from notes payable - related party	138,000	89,421
Change in operating assets and liabilities
Accounts payable and accrued liabilities	255,077	827,970
Accounts payable and accrued liabilities - related parties	201,012	127,537
Deferred revenue	(150,602)	-
Net cash used in operating activities	(764,536)	(617,221)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of loan receivable for equipment	(5,000)	-
Net cash used in investing activities	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	-	(4,801)
Proceeds from convertible notes, net of issuance costs	427,500	524,210
Proceeds from loans payable	-	229,000
Proceeds from loans payable - shareholders	1,924,433	1,778,106
Repayments of loans payable - shareholders	(960,134)	(1,483,494)
Repayments of convertible notes	(136,056)	(189,872)
Repayments of note payable - related party	(480,000)	(236,000)
Proceeds from exercise of warrants	-	500
Net cash provided by financing activities	775,743	617,649

INCREASE (DECREASE) IN CASH	6,207	428

CASH, BEGINNING OF PERIOD	23,893	-
CASH, END OF PERIOD	$30,100	$428

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$72,222	$44,993
Income taxes	$-	$-

Non-cash investing and financing transactions:

Acquisition of intangible asset through issuance of note payable	$1,500,000	$-
Acquisition of intangible asset through issuance of preferred stock	$502,104	$420
Common stock issued for settlement of accounts payable - related party	$-	$941,384
Warrants and stock issued for settlement of liabilities	$5,006,395	$626,410
Warrants issued for payment of interest	$-	$15,600
Warrants issued for convertible debt inducement	$15,000	$-
Reduction of derivative liabilities on redemption of debt	$354,526	$-
Derivative debt discount	$854,547	$851,377
Cashless exercise of warrants	$-	$410
Common stock issued for debt	$-	$1,121,155
Warrants issued for cancellation of shares	$151,950	$1,950
Cancellation of common shares	$-	$8,113
Cancellation of warrants	$3,860,000	$-
Exchange of loans payable - shareholders to convertible notes	$350,200	$-

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

The accompanying consolidated financial statements, which should be read in conjunction with the financial statements and footnotes of Hybrid Coating Technologies Inc., included in Form 10-K filed on April 14, 2016 and Form 10-K/A filed on May 2, 2016 with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Going Concern

The Company remains highly dependent upon funding from non-operational sources and related parties. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring negative cash flows from operations, an accumulated deficit of $32,396,077, and has a working capital deficit of $10,099,271 as of September 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Concentrations of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits place with financial institutions. The Company had sales to one customer that comprised 100% of the Company’s total revenues for the nine months ended September 30, 2016 and 2015. The Company believes that, in the event its primary customers are unable or unwilling to continue to purchase the Company’s goods, there are a number of alternative customers at comparable prices.

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

As of September 30, 2016 and 2015, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Nine Months Ended September 30,
	2016	2015
Beginning balance - derivative liabilities	$138,957	$181,723
Additions	854,547	851,377
Reduction on conversion of debt	(354,526)	(358,672)
Total gains	(105,245)	(315,465)
Ending balance - derivative liabilities	$533,733	$358,963

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2016 and 2015	$105,245	$315,465

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

For the nine months ended September 30, 2016 and 2015, the following convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Nine Months Ended
	September 30,
	2016	2015
Convertible debt	111,241,669	1,221,371
Stock warrants	1,068,926	135,733
Total common shares issuable	112,310,595	1,357,104

Recently Issued Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Subsequent Events – The Company has evaluated all transactions occurring from September 30, 2016 through the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3 – INTANGIBLE ASSETS

On February 12, 2016, the Company signed the eleventh amendment to its Licensing Agreement with Nanotech Industries, Inc. (“NTI”), whereby the parties amended the Licensing Agreement (and subsequent amendments) to extend the exclusivity period to December 31, 2020 (“2020 Extended Exclusivity Period”). In consideration for the 2020 Extended Exclusivity Period, the Company shall pay the following to NTI:

i)	Issue 11,200 shares of Series B Preferred Stock (“Series B Preferred Shares”) to be issued at the time of execution of the Eleventh Amendment Agreement (“Share Issuance Deadline”).

ii)

Issue purchase warrants to purchase 156,500 shares of Series B Preferred Stock (“90-Day Warrants”), to be issued 90 days following the execution of the amendment (“90-Day Deadline“). The 90-Day Warrants shall be exercisable at any time from the date of issuance at a price per share equal to the par value of the Series B Preferred Stock of $313,000 and shall expire ten years from the date of issuance.

iii)

Issue purchase warrants to purchase 630,000 shares of Series B Preferred (“12-Month Warrants”), to be issued 12 months following the execution of this Agreement (“12-Month Deadline”). The 12-Month Warrants shall be exercisable at any time from the date of issuance at a price per share equal to the par value of the Series B Preferred Stock and shall expire ten years from the date of issuance.

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

Intangible assets activity is as follows for the nine months ended September 30, 2016 and 2015:

	2016	2015

Net intangible assets, beginning of period	$1,132,753	$2,136,205
Purchases	2,002,104	420
Less: current amortization	(541,738)	(796,704)
Net intangible assets, end of period	$2,593,119	$1,339,921

The balance of intangible assets, net is as follows:

	September 30, 2016	December 31, 2015
Intangible assets	$6,504,584	$4,502,480
Less impairment and transfer	(781,917)	(781,917)
Less: accumulated amortization	(3,129,548)	(2,587,810)
Intangible assets, net	$2,593,119	$1,132,753

During the three months ended September 30, 2016 and 2015, the Company recognized amortization expense of its intangible assets of $158,440 and $265,611, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized amortization expense of its intangible assets of $541,738 and $796,704, respectively.

The following is a summary of the licenses acquired to date from NTI:

	License Rights Overview	Licensed Region	Term (date) of License	Original Cost	Carrying Value at September 30, 2016	Carrying Value at December 31, 2015
A	Coating Products	North America	12-Jun-10 10 years, 6 months	$500,000	$0	$0
B	Coating Products	Russian Territory	17-Mar-11 9 years, 9 months	$150,000	$21,041	$24,800
C	Coating Products	European Continent	07-Jul-11 9 years, 5 months	$1,250,000	$97,390	$129,020
D	Spray Foam Insulation	North America, European Continent and Russian Territory	06-May-16 4 years, 7 months	$500,000	$49,227	$86,865
E	Added Applications including synthetic leather, sealants and adhesives	North America, European Continent and Russian Territory	31-Mar-17 3 years, 9 months	$2,000,000	$656,002	$833,333
F	Polyurethane Foam Packaging	North America	10-Aug 15 5 years, 4 months	$102,480	$39,404	$58,735
G	Extension	All Territories and Products	31-Dec -20 5 years	$2,002,104	$1,730,055	$0
TOTAL				$6,504,584	$2,593,119	$1,132,753

NOTE 4 – LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. The loan is currently in default, and the Company has not received any notices from the loan holder with respect to the defaults.

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

Other than loans from related parties, there were no new loans advanced in the first nine months of 2016. During the first nine months of 2015 lenders advanced $229,000 in non-interest bearing demand loans.

During the three months ended September 30, 2016 and 2015, interest expense related to these notes was $43,153 and $36,908, respectively. During the nine months ended September 30, 2016 and 2015, interest expense related to these notes was $129,478 and $122,245, respectively, and the interest paid was $20,250 and $19,150, respectively.

NOTE 5 – LOANS PAYABLE – SHAREHOLDERS

During the years ended December 31, 2013, 2012 and 2011, the Company entered into various loan agreements and arrangements for loans with certain shareholders. The loans all have different maturity dates ranging from 2011 to 2015 and interest rates that range from 2% to 18%. The Company was in default on loans totalling $982,675 as of September 30, 2016. The shareholders have not called these loans.

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

The Company had an outstanding balance of $2,553,626 and $2,197,082 in loans payable to shareholders as of September 30, 2016 and December 31, 2015, respectively.

During the first nine months of 2016, the Company received $1,924,433 in shareholder advances and repaid $960,134. During the first nine months of 2015, the Company received $1,778,106 in shareholder advances and repaid $1,483,494. During the nine months ended September 30, 2016, the Company issued a total of 12,805,000 shares of common stock and 8,100,000 warrants to a shareholder-creditor for payment of outstanding loans payable. The fair value of the shares was $1,402,296 based on the market price on the date of grant which settled loans of $270,893. Accordingly, the Company recognized a loss on settlement in the amount of $1,131,503. The fair value of the warrants was $3,380,000 based on the Black-Scholes method described in Note 10 which settled accounts payable and accrued liabilities to related parties of $531,000. Accordingly, the Company recognized a loss on settlement in the amount of $2,849,000. In August 2016, the Company and shareholder-creditor agreed to cancel the 8,100,000 warrants issued previously, reinstate the loan of $531,000 and reverse the loss on settlement of $2,849,000. An additional 1,500,000 warrants were cancelled, accounts payable and accrued liabilities related parties of $90,000 were reinstated and a loss on settlement of payables of $380,000 was reversed.

During the three months ended September 30, 2016 and 2015, interest expense related to these loans was $27,218 and $16,975, respectively. During the nine months ended September 30, 2016 and 2015, the total interest expense on the loans payable to shareholders was $81,655 and $50,925, respectively, and the total interest paid was $3,121 and $4,371, respectively. The Company had an outstanding balance of $2,553,626 and $2,197,082 as of September 30, 2016 and December 31, 2015, respectively.

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

During the three months ended September 30, 2016 and 2015, interest expense related to these convertible debentures was $33,284. Interest expense of $99,128 and $98,766 have been recorded on the convertible debentures for the nine months ended September 30, 2016 and 2015, respectively. No interest payments were made during the nine months ended September 30, 2016. The balance of the debentures at September 30, 2016 and December 31, 2015, was $1,344,566 and $1,344,242, respectively.

NOTE 7 – CONVERTIBLE NOTES

Convertible debt with a variable conversion feature consists of the following as of September 30, 2016 and December 31, 2015:

Noteholder (issuance date)	September 30, 2016	December 31, 2015
JMJ (3/4/15)	$-	$44,099
Prolific (5/8/15)	-	800
LG (7/16/15)	-	52,500
EMA Financial (10/29/15)	-	40,000
Harbour Gates (5/9/16)	110,000	-
EMA Financial (5/15/16)	40,000	-
Forest Capital ( 6/17/16)	25,000	-
LG (7/11/16)	29,000	-
Adar Bays (7/14/16)	35,000	-
Crown Bridge (7/28/16)	35,000	-
Forest Capital ( 8/25/16)	55,000	-
Forest Capital ( 8/26/16)	41,062	-
Crown Bridge (8/29/16)	2,466	-
Eagle Equities (8/30/16)	15,500	-
Eagle Equities (9/6/16)	60,000	-
Lucas Hoppel (9/13/16)	18,278	-
Micro Cap Equity (9/13/16)	13,800	-
Lucas Hoppel (9/13/16)	38,500	-
Crown Bridge (9/29/16)	56,700	-

	575,306	137,399
Less: debt discount	(450,705)	(76,975)
Convertible debentures, net	$124,601	$60,424

During the nine months ended September 30, 2016, the Company fully repaid the noteholders a total of $136,056 including principal and accrued interest of $48,856. The Company fully amortized the remaining discount of $76,975 with a corresponding charge to interest expense. In addition, the Company issued $427,500 in convertible notes, net of issuance costs of $57,000, recorded as a debt discount. The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $420,980 of which $390,957 was recorded as debt discount, $99,323 as additional interest expense and the Company amortized $105,206 of debt discount as interest expense and recorded accrued interest of $6,284.

The Company issued an additional $350,200 in convertible notes which was a an assumption of promissory notes and loans owing to shareholder-creditors and thereby a reduction in loans payable shareholders for the same amount. Accordingly the Company recorded a derivative liability of $380,107 of which $346,160 was recorded as debt discount, $33,947 as additional interest expense and the Company amortized $12,531 of debt discount as interest expense and recorded accrued interest of $1,355. The Company issued to creditors, 24,416,448 shares for converted notes of $202,305, fees of $3,000 and interest of $1,965. This resulted in a corresponding reduction in the debt discount of $194,475 that was expensed as interest expense.

During the nine months ended September 30, 2015, the Company repaid a noteholder $189,872 including interest of $13,333 and amortized the remaining $60,424 discount to interest expense. In addition, the Company issued $389,250 in convertible notes, net of issuance costs of $57,608, recorded as a debt discount. The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $751,776 of which $388,025 was recorded as debt discount, $366,251 as additional interest expense and the Company amortized $77,116 of debt discount as interest expense and recorded accrued interest of $1,761.

The Company issued an additional $32,000 in convertible notes which was an assumption of promissory notes owing to shareholder-creditors and thereby a reduction in loans payable shareholders for the same amount and a loss on settlement of debt of $36,103. Accordingly the Company recorded a derivative liability of $36,103 of which $32,000 was recorded as debt discount, $4,103 as additional interest expense and the Company amortized the full $32,000 of debt discount as interest expense as the lender converted all $32,000 of debt in exchange for 134,102 shares of the Company’s common stock.

Following is a summary of the debt discount for each of the convertible notes:

			Debt Discount
Noteholder (issuance	December 31,		Net of	Debt	September 30,
date)	2015	Additions	Amortizations	Conversion	2016

JMJ (3/4/15)	$43,566	$-	$-	$(43,566)	$-
Prolific (5/8/15)	800	-	-	(800)	-
LG (7/16/15)	52,500	-	-	(52,500)	-
EMA Financial
(10/29/15)	40,000	-	-	(40,000)	-
Oleg Poltaratskly (10/22/15)	-	20,000	-	(20,000)	-
Harbour Gates (5/9/16)	-	110,000	(47,806)	-	62,194
EMA Financial (5/15/16)	-	40,000	(24,918)	-	15,082
Forest Capital ( 6/17/16)	-	25,000	(17,808)	-	7,192
LG (7/11/16)	-	29,000	(22,564)	-	6,436
LG (7/11/16)	-	25,000	-	(25,000)	-
Adar Bays (7/14/16)	-	35,000	(27,521)	-	7,479
Crown Bridge (7/28/16)	-	35,000	(28,863)	-	6,137
Forest Capital ( 8/25/16)	-	55,000	(49,575)	-	5,425
Forest Capital ( 8/26/16)	-	75,000	(34,177)	(33,938)	6,885
Crown Bridge (8/29/16)	-	35,000	(2,401)	(32,534)	65
Eagle Equities (8/30/16)	-	60,000	(14,330)	(44,500)	1,170
Eagle Equities (9/8/16)	-	60,000	(56,384)	-	3,616
Lucas Hoppel (9/13/16)	-	53,500	(17,871)	(35,222)	407
Micro Cap Equity (9/13/16)	-	25,000	(13,266)	(11,200)	512
Lucas Hoppel (9/14/16)	-	38,500	(36,812)	-	1,688
Crown Bridge (9/29/16)	-	56,700	(56,387)	-	313

	$136,866	$777,700	$(450,705)	$(339,260)	$124,601

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

The balance outstanding at September 30, 2016 and December 31, 2015 was $200,000.

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability. As of September 30, 2016 and December 31, 2015, the Company recorded derivative liabilities for issuance of convertible notes payable initial fair value of $854,547 and $1,014,703, respectively.

The Company recorded unrealized gains of $105,245 and $315,465 for the nine months ended September 30, 2016 and 2015, respectively. The Company recorded an unrealized gain of $117,368 and an unrealized loss of $161,963 for the three months ended September 30, 2016 and 2015, respectively. The fair value of the derivative liability was $533,733 and $138,957 as of September 30, 2016 and December 31, 2015, respectively.

	Derivative Values

				Fair Value
Valuation	December 31,			Increase	September 30,
Date	2015	Additions	Conversions	(Decrease)	2016

April 29, 2011 debenture	$3,363	$-	$-	$1,979	$5,342

Feb 21, 2012 debenture	-	-	-	148	148

2015 convertible notes	135,594	-	(154,939)	19,345	-

2016 convertible notes	-	854,547	(199,587)	(126,717)	528,243

Total	$138,957	$854,547	$(354,526)	$(105,245)	$533,733

NOTE 10 – STOCKHOLDERS’ DEFICIT

On March 2, 2016, the Board of Directors approved and recommended the approval by the stockholders, to undergo a reverse stock split of each class of shares which includes the shares of common stock, the Series A Preferred Stock and the Series B Preferred Stock by a ratio of 200 to 1 for each class of shares. The par value of each class of shares shall remain unchanged. The Series A Preferred Stock and Series B Preferred Stock voting rights per share shall remain unchanged. The reverse stock split became effective on July 15, 2016. All share amounts and per share amounts have been retrospectively restated to reflect the reverse stock split.

During the nine months ended September 30, 2016, the Company issued a total of 12,805,000 shares of common stock to a shareholder-creditor for payment of outstanding loans. The fair value of the shares was $1,402,396 based on the market price on the date of grant which settled loans payable shareholders of $270,893. Accordingly, the Company recognized a loss on settlement in the amount of $1,131,503.

The Company issued 24,396,448 shares to lenders for conversion of $202,394 of debt and payment of $3,000 in fees and $215 in interest.

The Company issued 500,000 shares to a consultant for fair value of $59,000 recorded as stock-based compensation.

The Company cancelled 9,750 common shares issued in 2014 and 750 shares issued in 2015 in exchange for 759,750 warrants with a 5-year term and an exercise price of $0.001 valued on the original grant date, of which $151,950 was reclassified from common stock to additional paid-in capital in 2016. The Company issued 214 shares to shareholders for fractional shares as a result of the conversion.

As part of its extension of its licenses (see Note 3), the Company issued 11,200 Series B Preferred Shares and 786,500 Series B Preferred Share warrants with an exercise price of $0.001 and a 10-year maturity with a total fair value of $502,104.

Warrants

During the nine months ended September 30, 2016, the Company issued and then later cancelled 8,100,000 warrants to a shareholder to repay loans payable to shareholders with a fair value of $3,380,000 (original recorded as an adjustment to loans payable - shareholder of $531,000 and loss on settlement of debt of $2,849,000 but then reversed); cancelled an additional 1,500,000 warrants to the same shareholder-creditor originally issued in December 2015 reinstating the accounts payable - related party of $90,000 and reversing the loss on settlement of $390,000, 75,000 warrants issued to a convertible note holder as part of the derivative liability for a fair value of $151,755; 759,750 (151,950,000 warrants before reverse stock split) warrants to shareholder in exchange for the cancellation of 759,750 (151,950,000 warrants before reverse stock split) shares for consideration of $151,950, all with a corresponding increase in additional paid-in capital valued using the Black-Scholes option pricing model according to the following assumptions:

Expected volatility	176.4%-287.9%
Exercise price	$0.002
Stock price	$0.42-$0.2
Expected life	5 years
Risk-free interest rate	1.23%-1.46%
Dividend yield	0%

A summary of the activity in the Company's warrants during the nine months ended September 30, 2016 is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable, at December 31, 2015	1,734,176	$0.36
Issued	8,934,750	$0.00
Cancellation of warrants	(9,600,000)	$0.00
Outstanding and exercisable, at September 30, 2016	1,068,926	$0.00

The intrinsic value of warrants outstanding at September 30, 2016 was $8,453.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

NTI License Fees

The Company’s principal assets are licenses for product sales with NTI, an entity under common control. During the nine months ended September 30, 2016, the Company extended all its licenses with NTI until December 31, 2020. The consideration given was 11,200 Series B preferred shares and 786,500 Series B preferred share warrants with a total fair value of $502,104 and a note payable of $1,500,000 due by February 12, 2017. During the year ended December 31, 2015, the Company issued 2,100 of Series B Preferred Stock valued at $102,480 as consideration for its licenses with NTI. The notes payable – related party was repaid through cash payments of $439,000 and the issuance of 200 shares of Series B Preferred Stock valued at $150,000. During the year ended December 31, 2014, the Company issued $2,500,000 of notes payable - related party as consideration for its licenses with NTI. The debt was partially repaid through cash payments of $420,800 and issuances of 40,565 shares of common stock valued at $872,160.

During the nine months ended September 30, 2016, the Company made principal payments of $480,000 on its note payable to NTI related to the 2014 acquisition of the Added Applications license rights. The note matures on March 31, 2017, does not bear interest, and no payments are required prior to maturity. As of September 30, 2016 and December 31, 2015, the balance of notes payable - related party outstanding with NTI was $2,320,491 and $1,300,491, respectively.

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

Fees and Loans with Shareholder

During the nine months ended September 30, 2016 and 2015, the Company was charged $198,149 and $515,609, respectively, by an outside consultant, who is also a shareholder-creditor, for professional fees of $15,000 per month in 2016 and 2015, out-of-pocket expenses of approximately $63,000 in 2016 and $77,000 in 2015, and professional fees of approximately $0 in 2016 and $303,000 in 2015 related to strategic partnership negotiations and other business related services performed on the Company’s behalf.

The Company issued 660,750 common shares with a fair value of $941,384 to settle liabilities of $383,663 and a loss on settlement of $557,721 to the consultant during the nine months ended September 30, 2015. The Company had an outstanding balance payable included in accounts payable and accrued liabilities - related parties as of September 30, 2016 and December 31, 2015 of $335,583 and $91,019, respectively. Also during the nine months ended September 30, 2015, the shareholder-creditor transferred $182,000 of its outstanding balance owed by the Company to a third party. The Company and the third party agreed to amend the loan agreement to allow the third party to convert the principal balance into shares of the Company’s stock. The third party converted the principal balance of $182,000 into 253,969 shares of the Company’s common stock. The shares had a fair value of $360,578 and the Company recorded a loss on debt extinguishment of $158,141 and loss on settlement of payables of $102,437.

During the nine months ended September 30, 2016, the consultant described above loaned the Company $959,963 through loans payable - shareholders and the Company made a cash repayment of $15,000 and non-cash repayments through the issuance 12,805,000 shares of common stock with a fair value of $270,893. During the nine months ended September 30, 2015, this consultant loaned the Company $407,153 through loans payable - shareholders and the Company made cash repayments to this consultant of $3,000.

Shared Administrative Costs

The Company shares office space and certain personnel with NTI. Costs are allocated among the parties based on usage. Rent expense for the nine months ended September 30, 2016 and 2015 was $33,750.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to year-end, the Company issued a total of 41,200,000 shares of common stock to a shareholder-creditor for payment of outstanding loans. The fair value of the shares was $114,190 based on the market price on the date of grant which settled loans payable shareholders of $27,995. Accordingly, the Company recognized a loss on settlement in the amount of $86,195. The Company issued 100,251,704 shares to lenders for conversion of $184,349 of debt and payment of $2,500 in fees and $86 in interest.

The Company issued a convertible note at 5% interest with a 1-year maturity for proceeds of $52,500 including an original issue discount of $2,500.

The Company issued an additional $118,000 in convertible notes which was an assumption of promissory notes and loans owed by shareholder-creditors and thereby a reduction in loans payable shareholders for the same amount. The convertible notes have a 1-year maturity and interest rate of 10%, with a conversion price being either the lower of $0.0008 and 60 % of the lowest traded price during the 25 trading days preceding the conversion date or 60 % of the lowest traded price during the 20 trading days preceding the conversion date On November 9, 2016, the Company, and Nanotech Industries Inc. entered into a Twelfth Amendment to the Licensing Agreement previously entered into by and between the Parties on July 12, 2010 whereby:

1.

Pursuant to the terms of the Licensing Agreement, the right of exclusivity for SFI Exclusivity shall be renewed for a period of 24 months from the date of execution of this Twelfth Amendment Agreement (“Renewal Period”).

2.

In consideration for the renewal of the SFI Exclusivity for the Renewal Period, NTI shall issue to the Licensor 600,000 Series B Preferred Shares and 3,000,000 warrants to purchase 3,000,000 Series B Preferred Shares with an exercise price of $0.00001 and expiring 10 years from the date of issuance (“Consideration”), to be paid at the time of execution of this Twelfth Amendment Agreement (“Deadline”). Should NTI not pay the Consideration within the Deadline, the SFI Exclusivity shall not be renewed.

Nanotech Industries Inc. exercised 286,500 warrants and purchased 286,500 Series B preferred shares.

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

The following information should be read in conjunction with the unaudited financial statements for the period ended September 30, 2016 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “HCT,” “we," "us," and "our" refer to Hybrid Coating Technologies Inc.

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

Changes in Accounting Principles

No accounting changes were adopted during the nine months ended September 30, 2016.

Overview
Company Background

HCTs principal office is located in Daly City, California, U.S.A.

As of September 30, 2016, HCT had 3 employees.

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

The Company’s ultimate goal is to license its proprietary Green Polyurethane™ formulation to national and/or global coatings formulators and then focus on rolling out the commercialization of other Green Polyurethane™ applications such as adhesives and sealants. In order to achieve this, the Company is proving the validity of its products through direct sales and is therefore targeting large distributors and multiple client bases. The Company intends to focus within the C.A.S.E. segment specifically for large industrial and commercial coatings applications where Green Polyurethane™ has a natural competitive advantage over other polyurethane (“PU”) and epoxy coatings due to its superior chemical resistance and environmentally safe properties with reduced health risks. Some of the target applications for Green Polyurethane™ products markets include:

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

HCT is currently at the commencement of the commercialization phase of its business model. HCT plans on significantly expanding its sales and client base by promoting the NTI Products at trade unions, press and trade shows and by capitalizing on existing distribution hubs to increase its distribution channels and build new strategic relationships. The Company expects to have significant sales by the third quarter of 2017.

Results of Operations

Comparison of the Nine Months Ended September 30, 2016 and 2015

The Company recorded $167,614 in revenues for the nine months ended September 30, 2016, and $5,815 for the corresponding prior year’s period as the Company started to commercialize its products.

General and administrative expenses totaled $841,040 for the nine months ended September 30, 2016, as compared to $1,270,721 for the nine months ended September 30, 2015, representing a 34% decrease from the prior corresponding period. Included in general administrative expenses for the nine months ended September 30 are the following:

	Nine Months Ended September 30,
	2016	2015	% Change

Professional fees	$518,048	$678,441	(24%	)
Payroll	33,675	50,030	(33%	)
Stock-based compensation (non-cash)	59,000	211,374	(72%	)
Rent, supplies and general office costs	109,750	117,295	(6%	)
Travel and tradeshows	120,567	213,581	(44%	)

Total	$841,040	$1,270,721	(34%	)

Professional fees were $518,048 for the nine months ended September 30, 2016, compared to $678,441 for the nine months ended September 30, 2015, a decrease of approximately $160,000. Professional fees decreased due to approximately $297,000 less in charges from a consultant used for financing, sales and marketing purposes. This was offset by an increase of $137,000 in legal fees, accounting fees and fees paid to other consultants for sales and financing purposes.

Payroll was $33,675 and $50,030 for the nine months ended September 30, 2016 and 2015, respectively. There was one employee on the payroll. The other two employees were paid through stock-based compensation and professional fees. $20,500 was paid to an employee for the nine months ended September 30, 2016 and charged to professional fees. There was $0 charged to professional fees for the corresponding prior year’s period.

Stock-based compensation was $59,000 for the nine months ended September 30, 2016, compared to $211,374 for the nine months ended September 30, 2015. Stock-based compensation decreased from the prior year’s period due to fewer consultants being compensated in this manner in 2016.

Rent, supplies and general office costs were $109,750 for the nine months ended September 30, 2016, which was a $7,545 decrease from $117,295 for the nine months ended September 30, 2015 due to lower office costs.

For the nine months ended September 30, 2016, travel and tradeshows expenses were $120,567, decreasing by $93,014 from $213,581 for the corresponding prior year’s quarter. The Company had decreased travel in connection with sales, product development and financing purposes during the nine months ended September 30, 2016, due to less activity as compared to the prior period.

The Company expects to significantly increase operating expenses in the future including selling general and administrative expenses as the Company commences its efforts to commercialize its products.

The Company had $541,738 of amortization expense related to its intangible assets for the nine months ended September 30, 2016, compared to $796,704 for the nine months ended September 30, 2015. The decrease in amortization expense was a result of the five-year extension of the exclusivity period of the Company’s licenses with NTI completed in the first quarter of 2016, therefore decreasing the amount amortized during the current period.

The Company recognized a gain on change in fair value of derivatives of $105,245 during the nine months ended September 30, 2016, compared to a gain of $315,465 in the nine months ended September 30, 2015. The intrinsic fair value of the Company’s convertible notes decreased during the nine months ended September 30, 2016. This decrease was due to the exercise price of the embedded conversion feature decreasing as a result of the discount rate applied to the 25-day average trading price of the Company’s stock as measured at September 30, 2016 compared to the exercise price on the dates of issuance of the convertible notes. Accordingly, as of September 30, 2016, the Company recorded a decrease in the derivative liabilities and a corresponding gain on change in fair value.

The Company recorded $1,087,158 in interest expense for the nine months ended September 30, 2016, compared to $1,401,902 in interest expense for the nine months ended September 30, 2015. The decrease in interest expense was a result of the Company converting and redemption by the debt holders in the latter part of 2015 and first nine months of 2016.

During the nine months ended September 30, 2016, the Company recorded a loss on extinguishment of debt in the amount of $1,131,503 compared to $355,641 recorded in the nine months ended September 30, 2015. The increase was as a result of shares issued to pay a loan payable shareholder for the nine months ended September 30, 2016. In addition, for the nine months ended September 30, 2016, the Company recorded a gain on settlement of payables in the amount of $390,000, compared to a loss of $781,918 during the nine months ended September 30, 2015. The gain was a reversal of the loss recorded for warrants issued to pay accounts payable –related parties in 2015 because the warrants were cancelled in 2016 and the debt was reinstated. The loss in 2015 occurred as a result of shares issued as payment to a shareholder-creditor for accounts payable - related parties.

Comparison of the Three Months Ended September 30, 2016 with the Three Months Ended September 30, 2015

The Company recorded $0 in revenues for the three months ended September 30, 2016 and $1,712 for the corresponding prior year’s period. The Company is not at the commercial stage yet where it has regular repeating orders from customers.

General and administrative expenses totalled $347,993 for the three months ended September 30, 2016, as compared to $283,099 for the three months ended September 30, 2015, representing a 23% increase from the prior corresponding period. Included in general administrative expenses for the three months ended September 30 are the following:

	Three Months Ended September 30
	2016	2015	% change

Professional fees	$196,366	$101,280	94%
Payroll	11,066	27,128	(59%	)
Stock-based compensation (non-cash)	59,000	34,542	71%
Rent, supplies and general office costs	36,529	65,558	(44%	)
Travel and tradeshows	45,032	54,591	(18%	)

Total	$347,993	$283,099	23%

Professional fees were $196,366 for the three months ended September 30, 2016, a 94% increase compared to $101,280 for the three months ended September 30, 2015 as a result of approximately $95,000 more in charges from a professionals used for financing, sales and marketing purposes.

Payroll was $11,066 and $27,128 for the three months ended September 30, 2016 and 2015, respectively. There was one employee charged to this account in both 2016 to 2015. The decrease from 2015 was a result of expenses charged to this account and later reversed in 2015.

Stock-based compensation was $59,000 for the three months ended September 30, 2016 compared to $34,542 for the three months ended September 30, 2015 an increase of approximately 25,000 due to a higher compensation arrangement in 2016.

Rent, supplies and general office costs were $36,529 for the three months ended September 30, 2016, a decrease of 44% from the $65,558 for the corresponding prior year’s period due to higher office and corporate filing expenses in 2015.

For the three months ended September 30, 2016, travel and tradeshows were $45,032 decreasing from $54,591 for the corresponding prior year’s period. There was a strong effort to promote the product and raise financing in 2015.

The Company had $158,440 of amortization expense related to its intangible assets for the three months ended September 30, 2016, compared to $265,611 for the three months ended September 30, 2015. The decrease in amortization expense was a result of the five-year extension of the exclusivity period of the Company’s licenses with NTI completed in the first quarter of 2016, therefore decreasing the amount amortized during the current period.

The Company recognized a gain on change in fair value of derivatives of $117,368 during the three months ended September 30, 2016, compared to a loss of $161,693 in the three months ended September 30, 2015. The intrinsic fair value of the Company’s convertible notes decreased during the three months ended September 30, 2016. This decrease was due to the exercise price of the embedded conversion feature decreasing as a result of the discount rate applied to the 25-day average trading price of the Company’s stock as measured at September 30, 2016 compared to the exercise price on the dates of issuance of the convertible notes. Accordingly, as of September 30, 2016, the Company recorded a decrease in the derivative liabilities and a corresponding gain on change in fair value. The opposite occurred in the prior year’s period which resulted in the loss.

The Company recorded $608,469 in interest expense for the three months ended September 30, 2016, compared to $316,013 in interest expense for the three months ended September 30, 2015. The decrease in interest expense was a result of the Company converting and redemption by the debt holders in the latter part of 2015 and first nine months of 2016.

During the three months ended September 30, 2016, the Company recorded a gain on extinguishment of debt in the amount of $2,546,397 compared to $0 recorded in the three months ended September 30, 2015. In addition, for the three months ended September 30, 2016, the Company recorded a gain on settlement of payables in the amount of $390,000, compared to a loss of $297,838 during the three months ended September 30, 2015. The gain was a reversal of the loss recorded for warrants issued to pay accounts payable - related parties and loans payable shareholders in 2015 because the warrants were cancelled in 2016 and the debt was reinstated. The loss on settlement of payables in 2015 occurred as a result of shares issued as payment to a shareholder-creditor for accounts payable - related parties.

Liquidity and Capital Resources

The Company had cash and equivalents of $30,100 as of September 30, 2016. For the nine months ended September 30, 2016, the Company received $1,924,433 proceeds from shareholder loans and repaid $960,134 for shareholder loans. The Company also received $427,500 proceeds and redeemed $136,056 in convertible notes and repaid $480,000 note payable - related party. The Company intends to raise additional capital to fund ongoing operations, but has no assurances of being able to do so. The Company expects it will need approximately $600,000 in additional funding to continue operations for the next 12 months.

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

Principal Cash Flows for the Nine Months Ended September 30, 2016 and 2015

Operating activities for the nine months ended September 30, 2016, used cash flows of $764,536 compared to $617,221 for the nine months ended September 30, 2015. The Company’s net loss for the nine months ended September 30, 2016 of $3,041,717 was partly offset by $1,131,503 in loss on extinguishment of debt, $541,738 of amortization of intangible asset and by non-cash interest and amortization of debt discounts of $138,000 and $466,791, respectively.

Investing activities for the nine months ended September 30, 2016, used cash flows of $5,000 related to the issuance of a loan receivable for equipment.

Financing activities for the nine months ended September 30, 2016 provided cash flows of $775,743 compared to $617,649 for the nine months ended September 30, 2015. The increase in cash provided by financing activities was primarily as a result of higher proceeds from loans payable - shareholders in 2016.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our President and Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Exchange Act within the time periods specified in the SEC’s rules and forms. The Company has undertaken steps to remedy this and improve the effectiveness of its disclosure controls and procedures, dependent on cash resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29, 2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29, 2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29, 2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29, 2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29, 2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29, 2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (8)
10.11	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated October 18, 2011 (9)
10.12	Convertible Debenture Agreement Dated February 21, 2012 (10)
10.13	Third Amendment of Licensing Agreement entered into the 12th day of July 2010 (11)
10.14	Amendment Agreements to Convertible Debenture Agreements dated April 29,2011 and February 21, 2012 (12)
10.15	Fourth Amendment of Licensing Agreement entered into the 12th day of July 2010 (13)
10.16	Fifth Amendment of Licensing Agreement entered into the 12th day of July 2010 (14)
10.17	Sixth Amendment of Licensing Agreement entered into the 12th day of July 2010 (15)
10.18	Seventh Amendment of Licensing Agreement entered into the 12th day of July 2010 (16)
10.19	Eight Amendment of Licensing Agreement entered into the 12th day of July 2010 (17)
10.20	Ninth Amendment of Licensing Agreement entered into the 12th day of July 2010 (18)
10.21	Form of 10% Convertible Debenture (Pursuant to Regulation D) (19)
10.22	Form of 10% Convertible Debenture (Pursuant to Regulation S) (19)
10.23	Form of Securities Purchase Agreement (Pursuant to Regulation D) (19)
10.24	Form of Securities Purchase Agreement (Pursuant to Regulation S) (19)
10.25	Tenth Amendment of Licensing Agreement entered into the 12th day of July 2010 (20)
10.26	Eleventh Amendment of Licensing Agreement entered into the 12th day of July 2010 (21)
10.27	Twelfth Amendment of Licensing Agreement entered into the 12th day of July 2010 (22)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675), filed with the SEC on September 26, 2008
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009
(3) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010

(4) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010
(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14, 2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3, 2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6, 2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7, 2011
(9) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on October 18, 2011
(10) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 21, 2012
(11) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on June 28, 2013
(12) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 20, 2013
(13) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on December 13, 2013
(14) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 31, 2014
(15) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on April 9, 2014
(16) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 8, 2014
(17) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 19, 2014
(18) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on September 10, 2014
(19) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 28, 2014
(20) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 14, 2015
(21) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 12, 2016
(22) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 9, 2016

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2016	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)