Form 10-Q/A
period 2016-09-30
HYBRID Coating Technologies Inc.
filed 2016-12-15
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to HYBRID Coating Technologies Inc.’s Form 10-Q for the period ended September 30, 2016, filed with the Securities and Exchange Commission on November 21, 2016 (the “Form 10-Q”), is to clarify the disclosure regarding the shareholder loans in Note 5 to the consolidated financial statements.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not otherwise modify or update in any way the disclosures made in the original Form 10-Q.

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

During the first nine months of 2016, the Company received a total of $1,924,433 in shareholder advances and repaid a total of $960,134. During the first nine months of 2015, the Company received a total of $1,778,106 in shareholder advances and repaid a total of $1,483,494. During the nine months ended September 30, 2016, the Company issued a total of 12,805,000 shares of common stock and 8,100,000 warrants to a shareholder-creditor for payment of outstanding loans payable. The fair value of the shares was $1,402,296 based on the market price on the date of grant which settled loans of $270,893. Accordingly, the Company recognized a loss on settlement in the amount of $1,131,503. The fair value of the warrants was $3,380,000 based on the Black-Scholes method described in Note 10 which settled accounts payable and accrued liabilities to related parties of $531,000. Accordingly, the Company recognized a loss on settlement in the amount of $2,849,000. In August 2016, the Company and shareholder-creditor agreed to cancel the 8,100,000 warrants issued previously, reinstate the loan of $531,000 and reverse the loss on settlement of $2,849,000. An additional 1,500,000 warrants were cancelled, accounts payable and accrued liabilities related parties of $90,000 were reinstated and a loss on settlement of payables of $380,000 was reversed.

During the nine months ended September 30, 2016, the shareholder - creditor described above loaned the Company a total of $959,963 and the Company made a cash repayment of $15,000. During the nine months ended September 30, 2015, the shareholder - creditor described above loaned the Company $407,153 and the Company made cash repayments to this shareholder - creditor of $3,000. During the year ended December 31, 2015, the shareholder-creditor transferred $100,000 of its outstanding balance owed by the Company to a third party. The Company and the third party agreed to amend the loan agreement to allow the third party to convert the principal balance into shares of the Company’s stock. The third party converted the principal balance of $100,000 into 31,262 shares of the Company’s common stock. The shares had a fair value of $258,141 and the Company recorded a loss on debt extinguishment of $158,141. The Company has been repaying its debt to the shareholder - creditor described above via the exchange of debt into shares of the company.

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

Date: December 15, 2016	Hybrid Coating Technologies Inc.

BY: /s/ Joseph Kristul
Name: Joseph Kristul Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)