Form 10-K
period 2016-12-31
HYBRID Coating Technologies Inc.
filed 2018-05-09
CIK 1445235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED December 31, 2016

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

Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No[X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[  ] No[X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,241,032 based on the closing price of $0.16 for the common stock on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter prior to December 31, 2016.

Number of shares outstanding of the registrant's class of common stock, as of May 7, 2018 was 14,731,148,200.

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

Our anticipated cash needs and estimates regarding its capital expenditures, as well as its capital requirements and need for additional financing;

Our ability to maintain its production capacity, staff complement and manufacturing performance in a cost-effective way;

Our ability to identify and retain personnel for the continued manufacturing and sale of the Nanotech Products;

Our ability to successfully commercialize its products including the Green Polyurethane™ products and to develop and commercialize new products and services;

Our ability to maintain current strategic relationships and develop relationships with new strategic partners;

Our ability to maintain its relationship with its current manufacturing partners;

Our ability to maintain its rights pursuant to the Licensing Agreement:

Our competitive position and its expectations regarding competition from other paint manufacturers and suppliers; and

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

The products manufactured and sold by the Company (“Nanotech Products”) comprise the following:

(1)	coatings and raw binder ingredients comprised of Green Polyurethane™ Monolithic Floor Coating and Green Polyurethane™ Binder and hereinafter referred to as “Coating Products”.
(2)	sealants and adhesives comprised of Green Polyurethane™ and hereinafter referred to as “Sealant Products”.
(3)	polyurethane foam for the textile industry in addition to environmentally safe coatings.
(4)	spray foam insulation
(5)	polyurethane foam packaging
(6)	synthetic leather, sealants and adhesives (“Added Applications”)

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

(vi)

On December 13, 2013, the Company and NTI entered into a fourth amendment agreement agreeing to modify the definition of Licensor Products to include polyurethane foam for the textile industry in addition to environmentally safe coatings.

(vii)

On March 31, 2014, the Company and NTI entered into a fifth amendment agreement agreeing to modify the definition of Licensor Products to include synthetic leather, sealants and adhesives (“Added Applications”). In consideration for the Added Applications, the Company shall pay the Licensor an amount equal to US $2,000,000, to be paid within 36 (thirty-six) months of the execution of this Fifth Amendment Agreement. Should the Company not pay the Consideration within the deadline, the Company shall lose all rights to the Added Applications, and the Added Applications shall be removed from the Licensor Product definition.

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

(xii)

On September 10, 2014, the Company issued 8,113,116 shares to NTI for proceeds of $872,160 that was applied to the debt to NTI for some of the licenses above. NTI now owns 18% of the Company based on the issued and outstanding shares of the Company at December 31, 2014.

(xiii)

On August 10, 2015, the Company signed a tenth amendment to the Licensing Agreement with NTI whereby the parties amended the Agreement (and subsequent Amendments) to expand the definition of Licensor product to include polyurethane foam packaging (“PFP”). In exchange the company issued 420,000 Series B preferred shares valued at $102,480 due to a control premium attributable to these shares.

(xiv)

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

(xv)

On November 9, 2016, the Company signed a twelfth amendment to the Licensing Agreement with NTI whereby the parties amended the Agreement (and subsequent Amendments) to extend the spray foam insulation (SFI) exclusivity by 24 months from the date of this amendment in exchange for the following consideration:

(i)

The Company shall issue to the Licensor 600,000 Series B Preferred Shares and 3,000,000 warrants to purchase 3,000,000 Series B Preferred Shares with an exercise price of $0.00001 and expiring 10 years from the date of issuance (“Consideration”), to be paid at the time of execution of this Twelfth Amendment Agreement (“Deadline”). Should the Company not pay the Consideration within the Deadline, the SFI Exclusivity shall not be renewed.

(7)

(xvi)

On June 15, 2017 the Company signed a thirteenth amendment where the parties extended the Fee Deadline for the payment of the One Time Fee as part of the consideration for the 2020 Extended Exclusivity Period (as defined in part iv) of Amendment 11) to August 31, 2017, at which time the whole of the One Time Fee shall be due and payable.

(xvi)

On April 26, 2018 the Company signed a fourteenth amendment where the parties extended the Fee Deadline for the payment of the One Time Fee as part of the consideration for the 2020 Extended Exclusivity Period (as defined in part iv) of Amendment 11) to December 31, 2019, at which time the whole of the One Time Fee shall be due and payable.

As of May 2018, approximately $89,000 had been paid by the Company to NTI with regards to licensing fees payable and all share issuances deadlines were met.

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

Business Model

The Company’s business model is based on a two-tier strategy, which includes direct sales and licensing. The Company’s ultimate goal is to license its proprietary Green Polyurethane™ formulation to national and/or global coatings formulators and then focus on rolling out the commercialization of other Green Polyurethane™ applications such as adhesives and sealants. In order to achieve this, the Company is proving the validity of its products through direct sales and is therefore targeting large distributors and multiple client bases. The Company intends to focus within the Coatings, Adhesives, Sealants and Elastomers (“C.A.S.E.”) segment specifically for large industrial and commercial coatings applications where Green Polyurethane™ has a natural competitive advantage over other polyurethane ("PU") and epoxy coatings due to its superior chemical resistance and environmentally safe properties with reduced health risks. Some of the target applications for Green Polyurethane™ products include:

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

The Company has also expanded its applications of the technology to include polyurethane foam for the textile industry, environmentally safe coatings spray foam insulation, polyurethane foam packaging, synthetic leather, sealants and adhesives.

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

The $3.5 billion European Union (EU) polyurethane coatings market (JCT CoatingsTech | November 1, 2007 | Challener, Cynthia) is of particular interest to the Company because of the high demand and the overhaul of the EU’s chemical regulatory system. Registration, Evaluation & Authorization and Restriction of Chemicals (“REACH”) regulations were drafted in 1998 and finally adopted and put into force in June 2007. A major shift in this system will be placing a greater burden of proof on the industry that chemicals are safe. Substances of very high concern must be authorized under REACH and their use may be subject to restrictions. Isocyanates used in making polyurethane are highly toxic and require expensive worker safety and handling procedures. A general movement towards greener products combined with the REACH regulations has accelerated projected growth in the EU market for less toxic alternatives.

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

Educating Regulatory Authorities. The Company intends to educate regulatory agencies of the existence of an alternative to hazardous isocyanate-based polyurethane. The US Environmental Protection Agency (“EPA”) has shown strong interest in Green Polyurethane™ and has supported the efforts to manufacture and distribute Green Polyurethane™ products in the US and have suggested linking the Green Polyurethane™ technology to the EPA’s new website for spray polyurethane foam.

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

Legislation and Government Incentives

Current global trends toward more environmentally sound products and new legislative restrictions on the use of hazardous materials and their chemical by-products pose formidable obstacles to polyurethane manufacturers. The EU has already begun to take action against isocyanates by passing recent legislation that banned the addition of any new manufacturing capacities of isocyanates. Governmental health agencies and workers unions throughout Europe are beginning to actively speak out against the dangers of isocyanates in the workplace in order to protect and lobby for worker’s safety. On September 2007 the president of Federation of the Paints, Varnishes, Lacquers and Printing Inks Industries Technologists' Associations of Continental Europe (“FATIPEC”) along with the Oil & Color Chemists' Association reported that new EU safety regulations have been put into place which includes a tenfold lowering of the concentration limits of isocyanates in all paints.

In addition, the EPA has recently developed a new Action Plan causing any company that produces products with free isocyanates to report any health related incidents related to the isocyanate exposure of its workers and any consumers using its products.

These measures are similar to recent EU actions, which preceded the banning of any Do-It-Yourself (“DIY”) consumer products with free isocyanates. These new regulations will afford the Company the opportunity to gain new ground.

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

Due to its long history, qualifications and production capacity Simpson Coatings is positioned as the primary source of production for the United States and its president is a Board member of Nanotech Industries, Inc. (“NTI”).

Research and Development

The Company does not foresee spending any capital on research and development. The Company has a renewable Licensing Agreement with NTI to sell the Nanotech Products. Any and all research and development for the Nanotech Products is conducted by NTI.

Intellectual Property Protection

Several formulations of Green Polyurethane™ technology are patent and know-how protected through control of the manufacturing process. The underlying patents of Green Polyurethane™ (often referred to as “HNIPU” or “NIPU”) have been filed with the U.S Registrar of Patents and are held by NTI and cover the composition of and method for producing Green Polyurethane™.

Name of Patent	Filed in USA
	Filing #	Date
Liquid oligomer composition containing hydroxylamine adducts and method of manufacturing thereof	12/315,580	04/12/2008
Nanostructured Hybrid Oligomer Composition	12/381,626	03/13/2009
Epoxy-Amine Composition Modified with Hydroxyalkyl Urethane	12/383,589	03/26/2009
Method of producing hybrid polyhydroxyurethane network on the base of carbonated-epoxydated unsaturated fatty acid triglycerides		09/20/2010

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

Facilities and Employees

Hybrid Coating Technologies Inc.’s office is located in Daly City, California, U.S.A.

As of December 31, 2016, Hybrid Coating Technologies Inc. had 3 employees.

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

•	Nano Coatings - The market for nanocoatings was $2.1 billion in 2009 and projected to reach $3.3 billion in 2010 and $17.9 billion in 2015 with a five-year CAGR of 39.5% (BCC research, Jan. 2010).

Total Serviceable Market (“TSM”)

The total serviceable market is currently estimated at $32 billion as follows:

•	Polyurethane – Out of the total $33BB global paints & coatings market, 25% or $8.25 billion accounts for binders, coatings & adhesives, available for the Company to service.

•	Global Paints & Coatings – Out of the total $103 billion polyurethane market 23% or $23.7 billion accounts for “specialty and other”, available for the Company to service.

•	Nano Coatings - Out of the total $3 billion nanocoatings market, the Company anticipates servicing 5% or $150 million.

The only polyurethane markets for which it would not be economical to use Green Polyurethane™ are certain foams, which are produced at very low costs for furniture. However, Green Polyurethane™ can still be used for other polyurethane based foam products on a competitive basis. Green Polyurethane™ could also replace up to 20% of the high-end epoxy flooring/coating market.

2016 Progress and 2017 Outlook and Beyond

•	Comex, a division of PPG, launched its first product based on Hybrid’s isocyanate free hardener.

•	The Company received its first commercial order for $160,000 from its US distributor, which shipped in the first quarter of 2016.

•	The Company is presently in discussions with several large industry players to potentially enter into joint development agreements.

•	The Company received several pilot orders from several Europeans distributors that are looking to ramp up sales in Europe.

•	The Company is continuing to develop products in various verticals of the polyurethane industry including its spray foam insulation product.

ITEM 1A. RISK FACTORS

Risks Related to Our Business, Products and the Green Polyurethane Industry

Risks Related to Hybrid Coating Technologies Inc.’s Business Operations

We have a limited operating history.

The Company was incorporated on July 8, 2010 and has a limited operating history. As such historical operating results may not provide a meaningful basis for evaluating the business, financial performance and prospects. You should consider the Company’s business, operations and prospects in light of the risks, expenses and challenges faced as an early-stage company.

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

The Company remains highly dependent upon funding from non-operational sources. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $33,932,305 since inception and has a working capital deficit of $9,878,366 as of December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

	For the Year Ended		For the Year Ended
	December 31, 2016		December 31, 2015
	High	Low	High	Low
First Quarter	$0.0039	$0.001	$0.093	$0.0251
Second Quarter	$0.0015	$0.0008	$0.048	$0.0035
Third Quarter	$0.29	$0.0006	$0.018	$0.0019
Fourth Quarter	$0.013	$0.0002	$0.0108	$0.0008

The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

The number of holders of record of our shares of our common stock as of December 31, 2016, was 154 shareholders.

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

Basis of Presentation

This MD&A on the Company's operating results and cash flows for the fiscal years ended December 31, 2016 and 2015 as well as its financial position at December 31, 2016 and 2015, should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Company Overview

Headquartered in Daly City, California, Hybrid Coating Technologies Inc.’s (formerly Epod Solar Inc.) (“HCT”) core business is that of its wholly-owned subsidiary, Nanotech Industries International Inc. (“Nanotech”). This business is the manufacturing and sale of alternative non-toxic (isocyanate-free) polyurethane, Green Polyurethane™. The products manufactured and sold by Nanotech (“Nanotech Products”) include coatings and raw binder ingredients (Green Polyurethane® Monolithic Floor Coating and Green Polyurethane™ Binder). Nanotech was granted the right to manufacture and sell the Nanotech Products pursuant to an agreement (“Licensing Agreement”) entered into between Nanotech and NTI (Nanotech Industries Inc.) the holder of the proprietary rights to the license and intellectual property required for the manufacturing of the Nanotech Products. The Nanotech Products will target the coatings, adhesives, sealants and elastomers (“C.A.S.E.”) market in North America, with options to sell in Europe, South America and Asia, pursuant to the terms of the Licensing Agreement. (see Note 4 to consolidated financial statements and Item 1 –Description of Business) .

Off-Balance Sheet Arrangements

N/A

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $33,932,305 since inception and has a working capital deficit of $9,878,366 as of December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern from the filing date of these consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Operating Results for the Fiscal Years Ended December 31, 2016 and 2015

Results of Operations

We have operating revenues for the year ended December 31, 2016 of $232,359 as the Company began to commercialize its products and fulfill orders related to the distribution agreement with Industrial Finishes entered into on January 7, 2016, compared to samples sales of $5,815 for the year ended December 31, 2015. Our activities to date have been financed from the proceeds of share subscriptions, proceeds from convertible debentures and notes issued and from loans from related and other parties and trade payables.

For the year ended December 31, 2016, we incurred a total net loss of $4,577,945, including non-cash charges of $59,000 from stock-based compensation, intangible asset amortization of $705,512, amortization of debt discounts of $986,737, other non-cash interest expense of $337,415, loss on extinguishment of debt of $1,366,546, gain on settlement of payables of $390,000, a gain in the fair value of the derivative liability of $227,729 and impairment of intangible assets of $385,468. The Company also incurred other general and administrative expenses of $1,012,037, loss on foreign currency transactions of $2,161, additional interest expense of $438,832 and cost of sales of $134,325.

General and administrative expenses totaled $1,071,037 for the year ended December 31, 2016, as compared to $1,921,756 for the year ended December 31, 2015, representing a 44% decrease from the prior year. Included in general and administrative expenses are the following:

	Year Ended December 31%
	2016	2015	change

Professional fees - third party	$332,516	$144,753	130%
Professional fees - related parties	303,963	972,565	(69%	)
Lawsuit settlement	-	50,000	(100%	)
Payroll	42,897	43,191	(1%	)
Stock-based compensation (non-cash)	59,000	325,327	(82%	)
Rent, supplies and general office costs	169,701	149,703	13%
Travel and trade shows	162,960	236,217	(31%	)

Total	$1,071,037	$1,921,756	(44%	)

General and Administration expenses analysis

Professional fees were $636,479 (of which $303,963 were with related parties) for the year ended December 31, 2016 compared to $1,117,318 (of which $972,565 were with related parties) for the year ended December 31, 2015. The Company incurred $50,000 in a settlement related to the lawsuit filed by William Alessi in December 2015. Professional fees to related parties decreased significantly from 2015 due to $614,000 charged by a shareholder-creditor, referred to in Note 12, in 2015 relating to strategic partnership negotiations and other business related services performed on the Company’s behalf. Professional fees to third parties increased by $189,748 in 2016 due to higher legal, sales and business consulting, and accounting fess in 2016 as the Company started to commercialize its products.

The Company continues to rely on consultants for financing, sales and marketing purposes as it retains a very small staff. Payroll was $42,897 for the year ended December 31, 2016 compared to $43,191 for the year ended December 31, 2015. There was only one employee paid through payroll in both 2016 and 2015. Two other employees in Senior management were remunerated through stock-based compensation. Stock-based compensation was $59,000 for the year ended December 31, 2016 compared to $325,327 for the year ended December 31, 2015. Stock-based compensation decreased by 82% in 2016 due to fewer payments to management and other consultants for services through the issuance of shares. Joseph Kristul, the Company’s president and CEO, received $48,600 in 2015 and $0 in 2016. Rent, supplies and general office costs was $169,701 in 2016 a 13% increase from $149,703 for the prior year due to minor increases in administrative costs. Travel and trade shows was $162,960 for the year ended December 31, 2016, a 31% decrease from $236,217, due to attending more shows and visiting potential customers and business partners as the Company in 2015 as the Company approached commercialization of their products.

Amortization and depreciation was $705,512 for the year ended December 31, 2016, compared to $1,105,932 in the year ended December 31, 2015. Several licenses were extended to December 31, 2020 therefore increasing the amortization period and lowering the amortization cost for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company recorded a gain of $227,729 on the change in fair value of derivative liabilities related to our convertible notes payable, compared to a gain of $302,596 during the year ended December 31, 2015. The change in derivative liability was primarily a result of the larger decrease in our stock price during the year ended December 31, 2015.

During the year ended December 31, 2016, the Company recorded $1,762,984 in interest expense compared to $2,017,673 during the year ended December 31, 2015. Interest expense was lower than in the prior year’s period due to the Company acquiring less debt in 2016 compared to 2015, and the Company converting its 2015 debt to shares of the Company’s common stock in 2016.

During the year ended December 31, 2016, the Company recorded a loss on the extinguishment of debt of $1,366,546 and a gain on settlement of payables of $390,000 yielding a loss totalling $976,546, compared to a loss on the extinguishment of debt of $174,475, and a loss on settlement of payables in the amount of $1,826,684, totalling $2,001,259 during the year ended December 31, 2015. The losses were a result of paying off accounts payable-related parties and other debt through the issuance of shares at a lower value than the fair value of the shares.

Liquidity and Capital Resources

The Company had $28 of cash at December 31, 2016, compared to $23,893 of cash at December 31, 2015. The Company had a working capital deficit of $9,878,366 as of December 31, 2016. We do not have sufficient cash on hand to fund operations. We believe that we will need approximately $1,100,000 to fund our operations over the next 12 months.

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

In 2016, the Company received approximately $3,000,000 (approximately $2,500,000 from related parties) in short-term loans and repaid approximately $2,076,000 (of which $1,330,000 was repaid to shareholders and $610,000 was repaid to related parties).

In 2015, the Company received approximately $2,865,000 (approximately $2,039,000 from related parties) in short-term loans and repaid approximately $2,310,000 (of which $1,681,000 was repaid to shareholders and $439,000 was repaid to related parties).

Principal Cash Flows for the Fiscal Years Ended December 31, 2016 and 2015

Operating activities used cash flows of $971,315 for the year ended December 31, 2016, and $513,632 for the year ended December 31, 2015. This increase in cash used relates primarily to increase in actual cash used to fund operations in 2016 over 2015.

Investing activities used cash flows of $5,000 in 2016 (2015 - $12,000) due to the payment made on an equipment loan receivable during 2016.

Financing activities provided cash flows of $952,450 for the year ended December 31, 2016, primarily as a result of receipt of funds of $2,475,712 in shareholder loans, and $553,000 of proceeds from convertible notes. In addition, the Company repaid $610,000 of the note payable - related party, $1,330,206 on loans payable - shareholders, and $136,056 in convertible notes. During 2015, the Company had cash provided by financing activities of $549,525, primarily as a result of receipt of funds of $2,039,136 in shareholder loans, $229,000 in loans payable and $596,450 of proceeds from convertible notes. In addition, the Company repaid $439,000 of the note payable - related party, $1,681,137 on loans payable – shareholders, and $189,872 in convertible notes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hybrid Coating Technologies Inc.

Consolidated Financial Statements
December 31, 2016 and 2015

Hybrid Coating Technologies Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Hybrid Coating Technologies Inc.
Daly City, California

We have audited the accompanying consolidated balance sheets of Hybrid Coating Technologies, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. Hybrid Coating Technologies Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Coating Technologies Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
May 9, 2018

Hybrid Coating Technologies Inc.
Consolidated Balance Sheets
As of December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
ASSETS

Current assets
Cash and cash equivalents	$28	$23,893
Total current assets	28	23,893
Equipment loan receivable	17,000	12,000
Intangible assets, net of accumulated amortization and impairment	2,107,877	1,132,753

TOTAL ASSETS	$2,124,905	$1,168,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,166,793	$866,103
Accounts payable and accrued liabilities - related parties	789,462	324,865
Deferred revenue	26,840	177,442
Stock payable	15,000	15,000
Senior secured convertible debentures	200,000	200,000
Convertible notes, net of unamortized discount of $244,414 and $76,975, respectively	172,886	60,424
Convertible debentures , current portion	1,228,830	-
Loans payable	1,206,500	1,206,500
Loans payable - shareholders	2,468,434	2,197,082
Note payable - related party	2,190,455	1,300,491
Derivative liabilities	413,199	138,957
Total current liabilities	9,878,399	6,486,864
Convertible debentures, long-term portion	-	1,344,242
Total liabilities	9,878,399	7,831,106
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued	-	-
Series B preferred stock, $0.001 par value, 11,000,000 shares authorized, 613,500 shares and 2,300 shares issued and outstanding, respectively	614	2
Common stock, $0.001 par value, 22,500,000,000 shares authorized, 1,338,801,737 shares and 5,492,795 shares issued and outstanding, respectively	1,338,802	5,943
Additional paid-in capital	24,839,395	2,685,955

Accumulated deficit	(33,932,305)	(29,354,360)
Total stockholders’ deficit	(7,753,494)	(6,662,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,124,905	$1,168,646

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2016 and 2015

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Revenues	$232,359	$5,815
Cost of sales	134,325	4,610
Gross profit	98,034	1,205
Operating expenses
General and administrative	1,071,037	1,921,756
Amortization of intangible assets	705,512	1,105,932
Impairment of intangible assets	385,468	-
(Gain) loss on settlement of payables	(390,000)	1,826,684
Total operating expenses	1,772,017	4,854,372
Loss from operations	(1,673,983)	(4,853,167)
Loss on extinguishment of debt	(1,366,546)	(174,475)
Other income (expense)
Change in fair value of derivative liability	227,729	302,596
Gain (loss) on foreign currency transactions	(2,161)	11,422
Interest expense	(1,762,984)	(2,017,673)
Total other income (expenses)	(2,903,962)	(1,878,130)
Net loss	$(4,577,945)	$(6,731,297)
Net loss per common share - basic and diluted	$(0.03)	$(0.02)
Weighted average number of common shares - basic and diluted	140,425,065	298,799,307

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
Statement of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2016 and 2015

	Series B Preferred Stock			Common Stock
	Number of			Number of		Additional
	Shares			Shares		Paid-In	Accumulated
	Issued		Amount	Issued	Amount	Capital	Deficit	Total
Balance, December 31, 2014		$		220,634	$221	$17,047,192	$(22,623,063)	$(5,575,651)
Stock-based compensation				36,684	37	325,290		325,327
Issuance of shares for payment on accounts payable and accrued liabilities - related parties				2,455,750	2,456	1,749,678		1,752,134
Issuance of warrants for payment on accounts payable and accrued liabilities - related parties						1,106,410		1,106,410
Issuance of warrants for payment of interest						15,600		15,600
Issuance of shares for conversion of debt				3,207,823	3,208	1,130,382		1,133,590
Exercise of warrants				4,550	5	495		500
Exchange of debt						36,103		36,103
Reduction of derivative liability on conversion of debt						754,873		754,873
Imputed interest on note payable - related party						135,421		135,421
Cancellation of shares and issuance of warrants				(9,750)	(10)	10		-
Issuance of shares for payment of interest				27,105	27	132,023		132,050
Issuance of preferred shares for settlement of debt	200		-			150,000		150,000
Issuance of preferred shares for intangible asset	2,100		2			102,478		102,480
Net loss							(6,731,297)	(6,731,297)
Balance, December 31, 2015	2,300		2	5,942,795	5,943	22,685,955	(29,354,360)	(6,662,460)
Stock-based compensation				500,000	500	58,500		59,000
Issuance of shares for payment on loans payable - shareholders				324,305,000	324,305	1,348,381		1,672,686
Issuance of shares for payment on accounts payable and accrued liabilities - related parties				22,500,000	22,500	-		22,500
Issuance of warrants for payment on loans payable - shareholders						3,380,000		3,380,000
Issuance of warrants for convertible debt inducement						15,000		15,000
Cancellation of warrants						(3,860,000)		(3,860,000)
Issuance of shares for conversion of debt				986,313,478	986,313	(322,902)		663,411
Reduction of derivative liability on conversion of debt						784,209		784,209
Issuance of preferred shares and preferred share warrants for extension of intangible asset licenses	611,200		612			565,493		566,105
Imputed interest on note payable - related party						184,000		184,000
Cancellation of shares and issuance of warrants				(759,750)	(760)	760		-
Adjustment to shares and paid in capital for fractional shares				214	-	-		-
Net loss							(4,577,945)	(4,577,945)
Balance, December 31, 2016	613,500		$614	1,338,801,737	$1,338,802	$24,839,395	$(33,932,305)	$(7,753,494)

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,577,945)	$(6,731,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	59,000	325,327
Amortization of intangible assets	705,512	1,105,932
Impairment of intangible assets	385,468	-
(Gain) loss on settlement of payables	(390,000)	1,826,684
Loss on extinguishment of debt	1,366,546	174,475
Change in fair value of derivative liability	(227,729)	(302,596)
(Gain) loss on foreign currency transactions	2,161	(11,422)
Amortization of debt discounts	853,338	677,439
Interest expense related to derivative liability in excess of face value of debt	160,915	607,230
Interest imputed from notes payable - related party	184,000	135,421
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	300,689	1,436,344
Accounts payable and accrued liabilities - related parties	357,332	85,389
Deferred revenue	(150,602)	157,442
Net cash used in operating activities	(971,315)	(513,632)

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of loan receivable for equipment	(5,000)	(12,000)
Net cash used in investing activities	(5,000)	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	-	(5,552)
Proceeds from convertible notes, net of issuance costs	553,000	596,450
Proceeds from loans payable	-	229,000
Proceeds from loans payable - shareholders	2,475,712	2,039,136
Repayments from loans payable - shareholders	(1,330,206)	(1,681,137)
Repayments of convertible notes	(136,056)	(189,872)
Repayments of note payable - related party	(610,000)	(439,000)
Proceeds from exercise of warrants	-	500
Net cash provided by financing activities	952,450	549,525

INCREASE (DECREASE) IN CASH	(23,865)	23,893

CASH, BEGINNING OF THE YEAR	23,893	-
CASH, ENDING OF THE YEAR	$28	$23,893

Hybrid Coating Technologies Inc.
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2016 and 2015

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$78,971	$50,343
Income taxes	$-	$-

Non-cash investing and financing transactions:

Acquisition of intangible asset through issuance of note payable	$1,500,000	$-
Acquisition of intangible asset through issuance of preferred stock	$566,104	$102,480
Common stock issued for settlement of accounts payable - related party	$1,695,186	$1,752,134
Preferred stock issued for payment of note-payable-related party	$-	$150,000
Warrants and stock issued for settlement of liabilities	$3,380,000	$1,106,410
Warrants and stock issued and payable for principal And interest on Convertible Debenture	$-	$147,650
Warrants issued for convertible debt inducement	$15,000	$-
Reduction of derivative liabilities on redemption of debt	$784,209	$754,873
Derivative debt discount	$1,286,180	$931,659
Cashless exercise of warrants	$-	$410
Common stock issued for debt	$663,411	$1,133,590
Warrants issued for cancellation of shares	$151,950	$1,950
Exchange of debt with stockholder for common stock	$-	$36,103
Cancellation of warrants	$3,860,000	$-
Exchange of loans payable - shareholders to convertible notes	$483,200	$-

The accompanying notes are an integral part of these consolidated financial statements.

Hybrid Coating Technologies Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Going Concern
The Company remains highly dependent upon funding from non-operational sources, principally related parties. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $33,932,305 since inception through December 31, 2016 and has a working capital deficit of $9,878,366 as of December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern from the filing date of these consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Sales to one customer comprised 65% of the Company’s total sales for the year ended December 31, 2016. Sales to one customer comprised 78% of the Company’s total sales for the year ended December 31, 2015. As current period revenues are not significant, the loss of customers would not have a material effect on the Company.

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

A tax benefit from an uncertain position is recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2016 and 2015, the Company had not recorded any tax benefits from uncertain tax positions.

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

As of December 31, 2016 and 2015, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Year Ended December 31,
	2016	2015
Beginning balance	$138,957	$181,723
Change in fair value of derivative liabilities	(227,729)	(302,596)
Settlements	(784,209)	(754,873)
Additions	1,286,180	1,014,703
Ending balance	$413,199	$138,957

Change in unrealized gains included in earnings relating to derivatives still held as of December 31, 2016 and 2015	$227,729	$302,596

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

For the years ended December 31, 2016 and 2015, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2016	2015
Common Shares Issuable for:
Convertible debt	2,932,164,256	1,472,390
Stock warrants	1,068,926	135,733
	2,933,233,182	1,608,123

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company adopted the standard for the year ended December 31, 2016 and the adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company expects that the affected amounts on its balance sheets will be reclassified within the balance sheets upon adoption of this ASU to conform to this standard. The Company adopted this ASU during the first quarter of 2016 and the adoption of this ASU did not have a material impact on its financial statements.

Subsequent Events – The Company has evaluated all transactions occurring from December 31, 2016 through the date of issuance of the consolidated financial statements for disclosure consideration.

NOTE 3 – EQUIPMENT LOAN RECEIVABLE

On October 5, 2015, the Company entered into an equipment loan agreement with a manufacturer whereby the Company agreed to loan $17,000 to the manufacturer with a maturity of 10 years at an interest rate of 0.1% per annum. At December 31, 2015, $12,000 had been loaned. The Company loaned an additional $5,000 in January 2016.

NOTE 4 – INTANGIBLE ASSETS

Beginning in 2010, the Company has entered into several licensing agreements and amendments with Nanotech Industries, Inc. (“NTI”), a privately-held company considered a related party due to common ownership and control, for exclusive rights to manufacture and distribute environmentally safe coatings, synthetic leather, adhesives, sealants, polyurethane foam, and spray foam insulation for the textile industry. The exclusivity rights originally covered North America and were later expanded to include the Russian Territory (Belorussia, Kazakhstan, and the Russian Federation), and the European Continent and are set to expire, after several amendments, on December 31, 2020.

As a part of these licensing agreements and amendments, the Company agreed to pay licensing fees totaling $5,900,000 and stock issuances totaling 8,113,116 shares of the Company’s common stock and 3,260,000 shares of the Company’s Series B Preferred Stock as well as 160,300,000 Series B Preferred Stock warrants. The Company also issued royalties of 7.5% of gross revenue from the sale of its products in the Russian Territory and the sale of adhesives and sealants. Per the terms of the agreements, the payment of these fees and issuance of these shares are due to be paid between 24 and 42 months from the agreement dates.

On August 10, 2015, the Company signed a tenth amendment to the licensing agreement with NTI whereby the parties amended the agreement to expand the products to include polyurethane foam packaging. In exchange, the Company issued 420,000 Series B preferred shares valued at $102,480.

On February 12, 2016, the Company signed an eleventh amendment to its licensing agreement with NTI whereby the parties amended the agreement to extend the exclusivity period to December 31, 2020. As consideration, the Company agreed to pay the following to NTI:

i)	Issue 2,240,000 shares of Series B Preferred Stock.

ii)

Issue purchase warrants to purchase 31,300,000 shares of Series B Preferred Stock, to be issued 90 days following the execution of the amendment. The warrants shall be exercisable at any time from the date of issuance at a price per share equal to the par value of the Series B Preferred Stock of $313,000 and expire ten years from the date of issuance.

iii)

Issue purchase warrants to purchase 126,000,000 shares of Series B Preferred Stock, to be issued 12 months following the execution of the amendment. The warrants shall be exercisable at any time from the date of issuance at a price per share equal to the par value of the Series B Preferred Stock and expire ten years from the date of issuance.

iv)	Pay NTI $1,500,000, to be paid within twelve months of the execution of the amendment.

The fair value of the 2,240,000 Series B Preferred Stock and 157,300,000 Series B Preferred Stock warrants was $502,104.

On November 9, 2016, the Company signed a twelfth amendment to its licensing agreement with NTI whereby the parties amended the agreement to extend the spray foam insulation exclusivity period by 24 months to November 9, 2018, in exchange for the following consideration:

i)

Issue to NTI 600,000 shares of its Series B Preferred Stock and warrants to purchase 3,000,000 shares of its Series B Preferred Stock with an exercise price of $0.00001 and expiring 10 years from the date of issuance.

The fair value of the 600,000 shares of Series B Preferred Stock and 3,000,000 shares of Series B Preferred warrants was $64,000.

The Series B Preferred shares and warrants issued in February and November 2016 were valued based on an industry specific control premium and the Company’s market cap at the time of the issuance, based on the market price of its common stock.

The Company used the fair value standard set forth by the Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instrument with the fair value defined as the amount at which the liability could be incurred in a current transaction between willing parties.

In the event that the Company does not meet the deadlines mentioned above, and the deadlines are not extended, the Company will continue to have the right to the manufacturing and sale of these products on a non-exclusive basis for the duration of the agreement.

For the years ended December 31, 2016 and 2015, intangible asset activity consisted of the following:

	2016	2015

Net intangible assets, beginning of year	$1,132,753	$2,136,205
Additions	2,066,104	102,480
Less: current amortization and impairment	(1,090,980)	(1,105,932)
Net intangible assets, end of year	$2,107,877	$1,132,753

As of December 31, 2016 and 2015, the balance of intangible assets was as follows:

	2016	2015

Intangible assets	$6,568,584	$4,502,480
Less: accumulated amortization and impairment	(4,460,707)	(3,369,727)
Net intangible assets, end of year	$2,107,877	$1,132,753

During years ended December 31, 2016 and 2015, the Company recorded $385,468 and $0 of impairment of its intangible assets as a result of management’s assessment of the fair value of its licensing agreements and amendments through an independent valuation.

A summary of the licenses held by the Company as of December 31, 2016 and 2015 is as follows:

			Net Carrying Value
License Rights Overview	Licensed Region	Expiration Date	December 31, 2016	December 31, 2015
Coating Products	North America Russian Territory European Continent	December 31, 2020	$ 110,740	$ 153,820
Spray Foam Insulation	North America Russian Territory European Continent	November 9, 2018	44,883	86,865
Added Applications: synthetic leather, adhesives, and sealants	North America Russian Territory European Continent	December 31, 2020	467,858	833,333
Polyurethane Foam Packaging	North America	December 31, 2020	36,467	58,735
Extension	All regions and products except spray foam insulation	December 31, 2020	1,389,262	-
Extension: spray foam insulation	North America Russian Territory European Continent	November 9, 2018	58,667	-
Total			$ 2,107,877	$ 1,132,753

As of December 31, 2016 and 2015, the Company had outstanding payables owed to NTI related to these licensing agreements and amendments in the amount of $2,190,455and $1,300,491, respectively, which were included in notes payable – related party.

On June 15, 2017, the Company entered into a thirteenth amendment to its licensing agreement with NTI whereby the parties amended the agreement to extend the fee deadline for the February 2016 amendment to August 20, 2017, at which time the whole amount is due and payable.

On April 26, 2018, the Company entered into a fourteenth amendment to its licensing agreement with NTI whereby the parties amended the agreement to extend the fee deadline for the June 2017 amendment to December 31, 2019, at which time the whole amount is due and payable.

As of May 2018, approximately $89,000 had been paid by the Company to NTI with regards to licensing fees payable and all share issuances deadlines were met.

NOTE 5 – LOANS PAYABLE

Loans payable include a loan from a non-related party that was issued for $75,000 on November 16, 2010 and was repayable on May 16, 2011 with a 10% premium. This $7,500, 10% premium was fully amortized and on April 29, 2011, the lender converted $55,000 of this debt to convertible debentures. The balance at December 31, 2016 and 2015 was $27,500, and the loan is currently in default. The Company has not received any notices from the loan holder with respect to the default.

In 2014, 2013, 2012, and 2011, the Company entered into various loan agreements totaling $977,500 at interest rates ranging from 15% - 25%. In addition in 2013, the Company issued 110,000 warrants attached to these loans. These loans are all currently in default. The creditors have not called these loans.

In 2015, lenders advanced $229,000 in non-interest bearing demand loans.

In 2016, no additional loans were advanced.

During the years ended December 31, 2016 and 2015, total interest expense related to loans payable was $172,637 and $172,775, respectively, total interest paid was $27,000 and $50,343, respectively, and accrued interest at December 31, 2016 and 2015 was $542,147 and $396,510, respectively.

NOTE 6 – LOANS PAYABLE – SHAREHOLDERS

During 2013, 2012 and 2011, the Company entered into various loan agreements and arrangements for loans with certain shareholders. The loans all had different maturity dates ranging from 2011 to 2015 and interest rates that range from 2% to 18%. The Company was in default on loans totalling $981,699 as of December 31, 2016. The shareholders have not called these loans.

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

During the year ended December 31, 2016, the Company received $2,475,712 in shareholder advances and repaid $2,243,721. During the year ended December 31, 2015, the Company received $1,816,236 in shareholders advances and repaid $1,452,237. The Company had an outstanding balance of $2,468,434 and $2,197,082 as of December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, total interest expense related to these loans payable to shareholders was $105,173 and $120,839, respectively, total interest paid was $3,120 and $4,371, respectively, and accrued interest at December 31, 2016 and 2015 was $362,942 and $260,889, respectively.

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

April 29, 2011 convertible debentures

-by dividing the conversion amount by a conversion factor of 1.4 yielding units of the Company where each unit (at a price of $1.40 per unit), is comprised of 1 share of common stock and 2 warrants to purchase a share of common stock each of the Company with an exercise price equal to the conversion price and a maturity at April 29, 2014 extended to April 29, 2016 per the amendment on November 20, 2013. Warrants are exercisable at the option of the holder at any time prior to maturity, and have since expired without exercise.

February 21, 2012 convertible debentures

-by dividing the conversion amount by a conversion factor of 1.45 yielding units of the Company where each unit (at a price of $1.45 per unit), is comprised of 1 share of common stock and 2 warrants to purchase a share of common stock each of the Company with an exercise price equal to the conversion price and a maturity at February 21, 2015 extended to February 21, 2017 per the amendment on November 20, 2013. Warrants are exercisable at the option of the holder at any time prior to maturity, and have since expired without exercise.

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

The April 29, 2011 debentures, February 11, 2012 debentures and the November 12, 2014 debenture have all passed their respective maturity dates. The Company has defaulted on these payments but is in negotiations with all the debenture holders to exchange their debt for new financing of which the terms have not yet been determined. No notice by the debenture holders has been sent to the Company.

With respect to the April 29, 2011 debentures that have since defaulted, the Company successfully extended the maturity of one debenture holder of $300,000 to August 29, 2017 and then August 31, 2018 provided payments of $1,000 per month are made between February and August 2017. A total of $14,300 in payments were made to the debenture holder. Also, the Company extinguished $175,000 of old debt from two debenture holders in exchange for new convertible debentures totalling $218,750, maturing April 29, 2019, and a promissory note of $64,000 maturing September 30, 2019. The convertible debentures have a 10% per annum interest rate commencing on April 29, 2016 and are convertible into units of the company comprising of (1) one share of common stock at 65% of the lowest bid price of the Company’s common stock for the last 15 trading days prior to conversion and (2) two warrants to purchase shares of common stock with a three-year maturity and an exercise price equal to the conversion price. A discount was recorded of $182,141 on these convertible debenture with a corresponding derivative liability of $168,975 and a loss on settlement of debt of $69,175.

At December 31, 2016, approximately $132,000 (2015 - $82,000) in interest has been accrued. The debenture holders are owed a total of approximately $189,000 in interest. No interest was paid in 2016 related to these convertible debentures.

During the year ended December 31, 2016, the Company recorded $132,412 of interest expense related to these convertible debentures and amortized debt discount of $22,989.

During the year ended December 31, 2015, the Company recorded $58,193 of interest expense related to these convertible debentures and amortized debt discount of $675,893.

NOTE 8 – SENIOR SECURED CONVERTIBLE DEBENTURES

On August 16, 2010, the Company entered into a securities purchase agreement with a third party for the subscription of senior secured convertible debentures (“SSCD”) for an amount of $400,000. The debentures had a maturity date of August 16, 2012 with a coupon of 10% and convert into shares of common stock of the Company at a price of $0.75 per share. The notes are secured by all assets of the Company. The subscriber also received 533,336 Series A warrants with a maturity of 1 year and an exercise price of $1.25 per share and 133,360 Series B warrants with a maturity of 3 years and an exercise price of $1.50 per share all of which expired unexercised. All prices and warrants issued have been adjusted for the post-acquisition of Nanotech by HCT.

During the year ended December 31, 2011, $200,000 of the debt was repaid through the issuance of a Convertible Debenture due April 29, 2014. The balance due at December 31, 2016 and 2015 remained at $200,000. The Company is in default of payment of the debentures which matured on August 16, 2012. No notices have been issued by the debenture holder.

Interest expense of $20,000 was accrued during the year ended December 31, 2016 (2015 - $20,000), for an outstanding balance of $58,359 (2015 - $38,359) that has been accrued.

The obligations of the Company under the SSCD will rank senior to all outstanding and future indebtedness of the Company and shall be secured by a first priority, perfected security interest in all the assets of the Company.

NOTE 9 – CONVERTIBLE NOTES

Convertible debt with a variable conversion feature consists of the following as of December 31, 2016 and, 2015:

Noteholder (issue date)
	December 31, 2016	December 31, 2015
JMJ (3/4/15)	$-	$44,099
Prolific (5/8/15)	-	800
LG (7/16/15)	-	52,500
EMA Financial (10/29/15)	-	40,000
Harbour Gates (5/9/16)	50,909	-
EMA Financial (5/15/16)	5,101	-
Forest Capital (6/17/16)	25,000	-
LG (7/11/16)	29,000	-
Adar Bays (7/14/16)	35,000	-
Crown Bridge (7/28/16)	35,000	-
Forest Capital (8/25/16)	55,000	-
Forest Capital (8/26/16)	1,242	-
Eagle Equities (8/30/16)	5,000	-
Eagle Equities (9/8/16)	60,000	-
Lucas Hoppel (9/14/16)	38,500	-
Red Diamond (5/10/16)	52,500	-
Forest Capital (12/5/16)	7,048	-
Forest Capital (12/6/16)	18,000	-

	$417,300	$137,399
Less: debt discount	(244,414)	(76,975)
Convertible debentures, net	$172,886	$60,424

During the year ended December 31, 2016, the Company issued a total of $1,036,200 in convertible notes with interest ranging from 6% to 10% due one year from the issuance date. In addition, the Company amortized $244,414 of debt discount and issued 986,313,478 shares of common stock for converted notes payable of $756,299.

During the year ended December 31, 2015, the Company repaid a noteholder $189,872 including interest of $13,333 and amortized the remaining $60,424 discount to interest expense. In addition, the Company issued $596,450 in convertible notes, net of issuance costs of $151,389, recorded as a debt discount. The Company determined that the conversion option was a derivative. Accordingly, the Company recorded a derivative liability of $793,392 of which $428,025 was recorded as debt discount, $368,407 as additional interest expense and the Company amortized $96,136 of debt discount as interest expense and recorded accrued interest of $41,283. The Company issued to creditors, 3,207,823 shares for converted notes of $875,603 and interest of $21,308. This resulted in a corresponding reduction in the debt discount of $220,684 that was expensed as interest expense.

The Company issued an additional $32,000 in convertible notes which was an assumption of promissory notes owing to shareholder-creditors and thereby a reduction in loans payable to shareholders for the same amount and a loss on settlement of debt of $36,103. Accordingly, the Company recorded a derivative liability of $36,103 of which $32,000 was recorded as debt discount, $4,103 as additional interest expense and the Company amortized the full $32,000 of debt discount as interest expense as the lender converted all $32,000 of debt in exchange for 134,102 shares of the Company’s common stock.

Following is a summary of the activity during 2016 for each of the convertible notes:

	Balance at		Debt Discount		Balance at
				Debt
	December 31,		Net of	Conversion	December 31,
Noteholder (issue date)	2015	Additions	Amortization	s	2016
JMJ (3/4/15)	$44,099	$-	$-	$(44,099)	$-
Prolific (5/8/15)	800	-	-	(800)	-
LG (7/16/15)	52,500	-	-	(52,500)	-
EMA Financial (10/29/15)	40,000	-	-	(40,000)	-
Oleg Poltaratsky (10/22/15)	-	20,000	-	(20,000)	-
Harbour Gates (5/9/16)	-	110,000	(10,832)	(59,091)	40,077
EMA Financial (5/15/16)	-	40,000	(5,101)	(34,899)	-
Forest Capital (6/17/16)	-	25,000	(11,507)	-	13,493
LG (7/11/16)	-	29,000	(15,255)	-	13,745
LG (7/11/16)	-	25,000	-	(25,000)	-
Adar Bays (7/14/16)	-	35,000	(18,699)	-	16,301
Crown Bridge (7/28/16)	-	35,000	(20,041)	-	14,959
Forest Capital (8/25/16)	-	55,000	(35,712)	-	19,288
Forest Capital (8/26/16)	-	75,000	-	(73,758)	1,242
Crown Bridge (8/29/16)	-	35,000	-	(35,000)	-
Eagle Equities (8/30/16)	-	60,000	(3,457)	(55,000)	1,543
Eagle Equities (9/8/16)	-	60,000	(41,260)	-	18,740
Lucas Hoppel (9/13/16)	-	53,500	-	(53,500)	-
Micro Cap Equity (9/13/16)	-	25,000	-	(25,000)	-
Lucas Hoppel (9/14/16)	-	38,500	(27,108)	-	11,392
Crown Bridge (9/29/16)	-	56,700	-	(56,700)	-
Red Diamond (5/10/16)	-	52,500	(39,986)		12,514
Red Diamond (5/10/16)	-	75,000		(75,000)	-
Lucas Hoppel (10/10/16)	-	43,000		(43,000)	-
Micro Cap Equity (10/10/16)	-	25,000		(25,000)	-
Red Diamond (11/29/16)	-	10,000		(10,000)	-
Forest Capital (12/5/16)	-	35,000	(4,104)	(27,952)	2,944
Forest Capital (12/5/16)	-	18,000	(11,352)	-	6,648

	$137,399	$1,036,200	(244,414)	$(756,299)	$172,886

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

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability. For the year ended December 31, 2016, the Company recorded derivative liabilities for issuance of convertible notes payable initial fair value of $1,286,180 (2015 - $1,014,703).

The Company recorded unrealized gains of $227,729 and $302,596 for the years ended December 31, 2016 and December 31, 2015, respectively. The fair value of the derivative liability was $413,199 and $138,957 as of December 31, 2016 and 2015, respectively.

	Derivative Values

				Fair Value
Valuation	December 31,		Conversions	Increase	December 31,
Date	2015	Additions	/Exchanges	(Decrease)	2016

April 29, 2011 and Feb 21,2012 Debentures	$3,363	$-	$(607)	$39,628	$42,384

2015 convertible notes	135,594	-	(154,939)	19,345	-

2016 convertible debentures	-	168,975	-	15,083	184,058

2016 convertible notes	-	1,117,205	(628,663)	(301,785)	186,757

Total	$138,957	$1,286,180	$(784,209)	$(227,729)	$413,199

	Derivative Values

				Fair Value
Valuation	December 31,			Increase	December 31,
Date	2014	Additions	Conversions	(Decrease)	2015

April 29, 2011 debenture	$13,405	$-	$-	$(10,042)	$3,363

Feb 21, 2012 debenture	9,000	-	-	(9,000)	-

Oct 10, 2014 note	73,472	-	(109,896)	36,424	-

Nov 12, 2014 debenture	2,750	-	-	(2,750)	-

Nov 13, 2014 debenture	83,096	-	(41,094)	(42,002)	-

2015 convertible notes	-	1,014,703	(603,883)	(275,226)	135,594
Total	$181,723	$1,014,703	$(754,873)	$(302,596)	$138,957

NOTE 11 – STOCKHOLDERS’ DEFICIT

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

During the year ended December 31, 2016, as part of its extension of its licenses (see Note 3), the Company issued 611,200 Series B Preferred Shares and 3,786,500 Series B Preferred Share warrants with an exercise price of $0.001 and a 10-year maturity with a total fair value of $566,104.

During the year ended December 31, 2015, the Company issued the following preferred shares:

-2,100 Series B preferred shares valued at $102,480 as consideration for the tenth amendment of the Licensing Agreement.

-200 Series B preferred shares valued at $150,000 for settlement of debt.

Common Stock

During the year ended December 31, 2016, the Company issued the following common shares for fair value based on the market price at the date of the grant:

-	500,000 common shares to a consultant as payment for services with a fair value of $59,000.
-	22,500,000 common shares to a related party for payment of accounts payable to related parties of $22,500.
-	986,313,478 common shares to convertible note holders for conversion of $653,493 of debt and payment of $9,000 in fees and $918 in interest for a fair value of $663,411.
-

324,305,000 common shares to a shareholder-creditor for settlement against shareholder loans of $375,316 and recognized a loss on settlement of debts in the amount of $1,297,370 for a fair value of $1,695,186.

In 2015, the Company cancelled 9,750 common shares issued in 2014 and 750 shares issued in 2015 in exchange for 759,750 warrants with a 5-year term and an exercise price of $0.001 valued on the original grant date, of which $151,950 was reclassified from common stock to additional paid-in capital.

In 2016, the Company issued 214 shares to shareholders for fractional shares as a result of the conversion.

During the year ended December 31, 2015, the Company issued the following common shares for fair value based on the market price at the date of the grant:

-	36,684 common shares to shareholder creditors and consultants as payment for services with a fair value of $83,974.
-	27,105 common shares to convertible debenture holders as payment of interest for the year of $147,650.
-	3,207,823 common shares to convertible notes holders for conversion of principal and interest of $1,133,590.
-	2,455,750 common shares to a shareholder-creditor and a related party for payment against accounts payable and accrued liabilities related parties of $720,813 and recognized a loss on settlement of payables in the amount of $1,031,321.

During the year ended December 31, 2015, 2,050 shares of common stock were issued for the cash-less exercise of 2,100 warrants. Upon exercise of the warrants, another 2,500 common shares were issued for $500.

The Company cancelled 9,750 common shares issued in 2014 in exchange for 9,750 warrants with a 5-year term and an exercise price of $0.001 valued on the original grant date, of which $10 was reclassified from common stock to additional paid-in capital in 2015.

Options and Warrants

On June 15, 2011, the Company’s Board of Directors established the 2011 Stock Incentive Plan expiring on June 15, 2016 (the “2011 Plan”).

Under the Plan, the Company may grant certain employees both incentive and non-qualified options to purchase shares of common stock. The Plan is authorized to grant options covering up to 700,000 common shares.

During the year ended December 31, 2016, the Company issued and then later cancelled 8,100,000 warrants to a shareholder to repay loans payable to shareholders with a fair value of $3,380,000 (original recorded as an adjustment to loans payable - shareholder of $531,000 and loss on settlement of debt of $2,849,000 but then reversed); cancelled an additional 1,500,000 warrants to the same shareholder-creditor originally issued in December 2015, reinstating the accounts payable - related party of $90,000 and reversing the loss on settlement of $390,000, 75,000 warrants issued to a convertible note holder as part of the derivative liability for a fair value of $151,755; 759,750 warrants to shareholder in exchange for the cancellation of 759,750 shares for consideration of $151,950, all with a corresponding increase in additional paid-in capital valued using the Black-Scholes option pricing model according to the following assumptions:

Expected volatility	176.4%-287.9%
Exercise price	$0.002
Stock price	$0.42-$0.2
Expected life	5 years
Risk-free interest rate	1.23%-1.46%
Dividend yield	0%

During the year ended December 31, 2015, the Company issued 1,500,000 warrants to a shareholder to repay accounts payable - related party with a fair value of $480,000, 21,750,000 warrants to consultants for consulting services at a fair value of $192,754 (recorded as stock-based compensation), 8,600,000 warrants to a shareholder to repay accounts payable-related party with a fair value of $1,094,260 (recorded as an adjustment to accounts payable - related party of $335,000 and loss on settlement of payables of $759,260), 300,000 warrants to shareholders for accrued interest of $15,600, 6,0000,000 options to the CEO for compensation of $48,600, 1,500,000 warrants to a related-party landlord for $12,150 for payment to accounts payable related party, 1,950,000 warrants to shareholder in exchange for the cancellation of 1,950,000 shares for consideration of $1,950, all with a corresponding increase in additional paid-in capital valued using the Black-Scholes method according to the following assumptions:

Expected volatility		261%-288%
Exercise price		$0.00001-$0.001
Stock price		$0.0016-$0.50
Expected life		4-5 years
Risk-free interest rate		1.19%-1.71%
Dividend yield	$	Nil

A summary of the activity in the Company's options and warrants during the years ended December 31, 2016 and 2015 is presented below:

	Number of		Weighted Average
	Options and	Weighted Average	Remaining Contract
	Warrants	Exercise Price	Term (# of years)

Outstanding and exercisable, at December 31, 2014	47,508	$0.10	3.13
Granted	1,700,650	$0.01
Exercised	(4,600)	$0.01
Expired	(9,382)	$0.14
Outstanding and exercisable, at December 31, 2015	1,734,176	$0.01	4.83
Granted	8,934,750	$0.01
Exercised	-	-
Expired	(9,600,000)	$0.01
Outstanding and exercisable, at December 31, 2016	1,068,926	$0.01	4.07

In addition to the regular warrants detailed in the table above, there are 533,336 Series A warrants issued and outstanding with an exercise price of $0.39 per share and a maturity date of February 28, 2018.

The intrinsic value of warrants outstanding at December 31, 2016 was $109.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company entered into various related party transactions during the years ended December 31, 2016 and 2015, as follows:

NTI License Fees

The Company’s principal assets are licenses for product sales with NTI, an entity under common control.

During the year ended December 31, 2016, the Company extended all its licenses with NTI until December 31, 2020. The consideration given was 11,200 Series B preferred shares and 786,500 Series B preferred share warrants with a total fair value of $502,104 and a note payable of $1,500,000 due by February 12, 2017.

During the year ended December 31, 2015, the Company issued 2,100 shares of Series B Preferred Stock valued at $102,480 as consideration for its licenses with NTI. The notes payable – related party was repaid through cash payments of $439,000 and the issuance of 200 shares of Series B Preferred Stock valued at $150,000. As of December 31, 2016 and 2015, the notes payable – related party outstanding with NTI was $2,216,777 and $1,300,491, respectively.

The Company has an option (extended to December 31, 2020) to issue a controlling stake in the Company amounting to 52.5% to NTI for a perpetual exclusive license to manufacture and sell Nanotech Products for all North America, South America and Europe. If this option is exercised, the Company will have a similar option for the territory of Asia to issue an additional 10% ownership stake in the Company.

Fees charged by Shareholder

During the years ended December 31, 2016 and 2015, the Company was charged $252,465 and $832,565, respectively, by an outside consultant, who is also a shareholder-creditor, for professional fees of $15,000 per month in 2016 and 2015, out-of-pocket expenses of approximately $72,000 in 2016 and $38,000 in 2015, and professional fees of approximately $0 in 2016 and $614,000 in 2015 related to strategic partnership negotiations and other business related services performed on the Company’s behalf.

The Company issued 2,490,750 common shares and 1,547,050 warrants to purchase shares of the Company’s common stock with a total aggregate value of $1,137,813 to settle liabilities to the consultant during the years ended December 31, 2015. The Company had an outstanding balance payable included in accounts payable and accrued liabilities related parties as of December 31, 2016 and 2015 of $389,901 and $47,534 respectively. Also during the year ended December 31, 2015, the shareholder-creditor transferred $182,000 of its outstanding balance owed by the Company to a third party. The Company and the third party agreed to amend the loan agreement to allow the third party to convert the principal balance into shares of the Company’s stock. The third party converted the principal balance of $182,000 into 280,110 shares of the Company’s common stock. The shares had a fair value of $510,064 and the Company recorded a loss on debt extinguishment of $158,141 and loss on settlement of payables of $169,677.

During the year ended December 31, 2016, the shareholder-creditor described above loaned the Company $1,155,222 through loans payable - shareholders and the Company made a cash repayment of $15,000 and non-cash repayments through the issuance 324,305,000 shares of common stock with a fair value of $375,315. The shareholder-creditor also transferred $518,200 to third parties. During the year ended December 31, 2015, the consultant, described above, loaned the Company $455,413 through loans payable – shareholders and the Company made cash repayments to this consultant of $23,000.

Shared Administrative Costs

The Company shares office space with NTI. Costs are allocated among the parties based on usage. During 2016 and 2015, the allocation of such shared costs between the Company and NTI was 80% and 20%, respectively. Rent expense for the years ended December 31, 2016 and 2015 was $45,000.

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

The effective tax rate of the Company is reconciled to statutory tax rates as follows for the years ended December 31, 2016 and 2015:

	2016		2015

US federal statutory tax rate	34%		34%
Change in US valuation allowance	(34%	)	(34%	)

Effective tax rate	-		-

Deferred tax assets consist of the following as of December 31:

	2016	2015

Net operating loss carryforward	$9,054,980	$8,191,642
Valuation allowance	(9,054,980)	(8,191,642)

Deferred tax asset	$-	$-

The Company has net operating losses carried forward of approximately $24,300,000 which expire beginning in 2031. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company had an option (expiring December 31, 2020) to issue a controlling stake in the Company amounting to 52.5% to NTI, a related party, for a perpetual exclusive license to manufacture and sell Nanotech Products for all North America, South America and Europe. If this option is exercised, the Company will have a similar option for the territory of Asia to issue an additional 10% ownership stake in the Company. These options have not yet been exercised.

The Company is delinquent on its state and federal payroll tax remittances. The State of California has issued a Notice of State Tax Lien against the property and rights owned by the Company covering interest and penalties for non-payment of payroll remittances of $3,897. The Internal Revenue Service has issued a penalty against the Company for non-payment of payroll taxes of $64,695, accrued in accounts payable and accrued liabilities as of December 31, 2016.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company issued the following shares:

•

7,059,596,463 shares of common stock for the conversion of outstanding debt, valued on the various dates of issuances in the aggregate amount of $400,957 based on the market price, converting $371,153 in principal, $27,804 in accrued interest and $2,000 in fees.

•

3,328,000,000 shares of common stock to a shareholder-creditor at fair value of $522,950, for settlement against shareholder loans of $75,640 and recognized a loss on settlement of debt in the amount of $447,310 for a fair value of $522,950.

•	37,500,000 shares of common stock as settlement for accounts payable and accrued liabilities - related party at fair value of $3,750.

On January 9, 2017, the Board of Directors approved the following:

1.	To increase the authorized share capital to 25,000,000,000 shares of common stock

2.	To increase the authorized share capital to 55,000,000 shares of Series B Preferred Stock

Effective April 4, 2017, the Company began to process of amending its number of authorized shares to the 25,000,000,000 shares, as approved by the Board of Directors, by preliminarily amending its articles to increase the number of authorized shares of common stock to 22,500,000,000 shares. An additional amendment is planned for 2018 to increase the number of authorized shares to 25,000,000,000.

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

(b) Management’s Report on Internal Controls

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our internal controls and procedures over financial reporting as of December 31, 2016, covered by this annual report, based on the criteria framework established in Internal Control – Integrated Framework issued be the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013 ). Based on that evaluation, our President and Chief Executive Officer, concluded that our internal controls and procedures were not effective as of the December 31, 2016, covered by this annual report.

As of December 31, 2016, we identified material weaknesses in certain controls related to the financial statement close and reporting process that were not functioning effectively to properly accrue certain expenses and classify some expenses in the financial statements. We also did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being detected or prevented. Management concluded that these control deficiencies constituted a material weakness at December 31, 2016. We are currently in the development stage, and although we have hired qualified resources to carry out our day-to-day accounting and financial reporting obligations, we have not yet reached the point at which we have adequate resources to address all accounting procedures, especially the process to close our financial records at each reporting period in a timely manner. These control weaknesses were, in part, due to lack of adequate funding during the period in which the financial statements were being prepared.

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

Directors and Executive Officers.

The current directors and executive officers of the Registrant are as follows:

Name	Age	Position(s)
Joseph Kristul	68	Director, President, Treasurer and Chief Executive Officer
Darin Nellis	47	Secretary , Director of Sales & Marketing
Alex Trossman	67	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires or directors and officers, and the persons who beneficially own more than ten percent (10%) of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth all compensation awarded to, paid to or earned by the Registrant’s President, Chief Executive Officer and Chief Financial Officer and the Company’s Secretary and Director of Sales and Marketing for the fiscal year of the Company indicated.

						Nonequity	Nonqualified
Name and						Incentive	Deferred	All
Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Joseph Kristul	2016	-	-	-	-	-	-	-	-
Director, President, Chief Executive Officer and
Chief Financial Officer	2015	-	-	-	$48,600	-	-	-	$48,600

Darrin Nellis	2016	-	-	-	-	-	-	$51,500	$51,500
Secretary, Director of Sales and Marketing	2015	-	-	$43,434	-	-	-	$15,500	$58,934

Alex Trossman	2016	-	-	-	-	-	-	-	-
Dirtector , VP of Israeli and European Operations	2015	-	-	-	$15,500	-	-	-	$15,500

Compensation of Executive Officers

Mr. Kristul received 6,000,000 options for a fair value of $48,600, Mr. Nellis received 5,246,069 shares and Mr. Trossman 5,000,000 options for fair value of $15,500 in 2015 included in stock-based compensation. There was no such compensation received in 2016.

Employment Agreements

The Company has not entered into any employment agreements with our executive officers or other employees to date.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2016, Joseph Kristul held 2,400 options expiring March 14, 2018, and 30,000 options expiring June 15, 2020, and Alex Trossman held 25,000 options expiring on September 10, 2020.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2016.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2016.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2016.

Potential Payments upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below provides information about the beneficial ownership of the Common Stock as of December 31, 2016, by each of the current directors and executive officers, by all directors and executive officers as a group and by each person known to the Registrant who is the beneficial owner of more than 5% of any class of the Registrant’s securities. Unless otherwise noted, the persons listed below have sole voting and investment power with respect to the shares reported.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock	Percentage of Series B Preferred Stock	Percentage of Voting Capital (2)
DIRECTORS AND OFFICERS
Common Stock	Joseph Kristul Director CEO, President	13,703 Direct 500 (1) Indirect	0.001% 0.000%	----	0.001% -------
Common Stock	Darin Nellis Secretary	34,946 Direct	0.003%	----	0.003%
Common Stock	Alex Trossman Director	313 Direct	0.000%	----	------
Common Stock	All Officers and Directors as a Group (3 persons)	49,642	0.003%	-----	0.003%
5% STOCKHOLDERS
Common Stock Series B Preferred Stock	Nanotech Industries Inc.	40,566 Direct 13,500 Direct	0.003%	100%	0.003% 0.005% Total: 0.008%

Notes

(1)	Represents 500 shares owned by Mr. Kristul’s wife, Maria Kristul.

(2)	Includes the 13,500 Series B Preferred Shares which in the aggregate carry the voting power of 13.6% of the Company’s voting capital as of the Record Date of December 31, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

GBH CPAs PC (“GBH”) served as our independent registered public accounting firm for our fiscal year ended December 31, 2016 and 2015. The following table shows the fees that were billed for the audit and other services provided by the firm for the fiscal year indicated.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2016	December 31, 2015

Audit Fees	$87,125 $	66,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$87,125 $	66,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board of Directors, or, in the period between meetings, by a designated member of Board of Directors. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting. The audit and tax fees paid to the auditors with respect to our fiscal year ended December 31, 2016 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation D (6)
4.2	Convertible Debenture Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.1	Stock Purchase Agreement, dated August 18, 2010, by and among Nanotech Industries International Inc. and EPOD Solar Inc. (3)
10.2	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated July 12, 2010 (4)
10.3	Amendment to the Licensing Agreement previously entered into on the 12th day of July, 2010 (5)
10.4	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation D (6)
10.5	Securities Purchase Agreement dated April 29,2011 Pursuant to Regulation S (6)
10.6	Warrant Agreement dated April 29,2011 Pursuant to regulation D (6)
10.7	Warrant Agreement dated April 29,2011 Pursuant to regulation S (6)
10.8	Amendment to articles of incorporation to change the name of the company to “Hybrid Coating Technologies Inc.” (7)
10.9	Approval and adoption of the 2011 Stock Incentive Plan (7)
10.10	Second Amendment to the Licensing Agreement previously entered into on the 12th day of July, 201
10.11	Licensing Agreement between Nanotech Industries International Inc. and Nanotech Industries Inc. dated October 18, 2011 (9)
10.12	Convertible Debenture Agreement Dated February 21, 2012 (10)
10.13	Third Amendment of Licensing Agreement entered into the 12th day of July 2010 (11)
10.14	Amendment Agreements to Convertible Debenture Agreements dated April 29,2011 and February 21,2012(12)
10.15	Fourth Amendment of Licensing Agreement entered into the 12th day of July 2010 (13)
10.16	Fifth Amendment of Licensing Agreement entered into the 12th day of July 2010 (14)
10.17	Sixth Amendment of Licensing Agreement entered into the 12th day of July 2010 (15)
10.18	Seventh Amendment of Licensing Agreement entered into the 12th day of July 2010 (16)
10.19	Eight Amendment of Licensing Agreement entered into the 12th day of July 2010 (17)
10.20	Ninth Amendment of Licensing Agreement entered into the 12th day of July 2010 (18)
10.21	Form of 10% Convertible Debenture (Pursuant to Regulation D)(19)
10.22	Form of 10% Convertible Debenture (Pursuant to Regulation S)(19)
10.23	Form of Securities Purchase Agreement (Pursuant to Regulation D)(19)
10.24	Form of Securities Purchase Agreement (Pursuant to Regulation S)(19)
10.25	Tenth Amendment of Licensing Agreement entered into the 12th day of July 2010 (20)
10.26	Eleventh Amendment of Licensing Agreement entered into the 12th day of July 2010 (21)
10.27	Twelvth Amendment of Licensing Agreement entered into the 12th day of July 2010 (22)
10.28	Thirteenth Amendment of Licensing Agreement entered into the 12th day of July 2010 (23)
10.29	Fourteenth Amendment of Licensing Agreement entered into the 12th day of July 2010 (24)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 200
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-153675),filed with the SEC on September 26, 2008.
(2) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 22, 2009.
(3 Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 30, 2010.
(4) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 30,2010
(5) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 14,2011
(6) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 3,2011
(7) Incorporated as reference to the Schedule 14C filed with the SEC on July 6,2011
(8) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on July 7,2011
(9) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on October 18,2011
(10) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 21,2012
(11) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on June 28,2013
(12) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 20,2013
(13) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on December 13,2013
(14) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on March 31,2014
(15) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on April 9,2014
(16) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on May 8, 2014
(17) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 19, 2014
(18) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on September 10, 2014
(19) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 28, 2014
(20) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on August 14, 2015
(21) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on February 12, 2016
(22) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on November 9, 2016
(23) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on June 15, 2017
(24) Incorporated as reference to the Current Report on Form 8-K filed with the SEC on April 26, 2018

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2018	HYBRID COATING TECHNOLOGIES INC.
(Registrant)

	By:	/s/ Joseph Kristul
Name: Joseph Kristul
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Kristul		May 9, 2018
Joseph Kristul	President and Chief Executive
Officer,
(Principal executive officer
principal financial and
accounting officer)

/s/ Alex Trossman		May 9, 2018
Alex Trossman	Director